Form 10-K
period 2005-12-31
New Skies Satellites Holdings Ltd.
filed 2006-03-30
CIK 1314822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-32495

NEW SKIES SATELLITES HOLDINGS LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	98-0439657
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Canon’s Court, 22 Victoria Street, Hamilton HM12, Bermuda

(Address, including zip code, of Registrant’s Principal Executive Offices)

(441) 295-1443

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of its common stock on such date on the New York Stock Exchange, was $640.9 million.

As of March 15, 2006, 32,491,235 ordinary shares of our common stock were outstanding.

NEW SKIES SATELLITES HOLDINGS LTD

INTRODUCTION

In this annual report, all references to “New Skies,” “the Company,” “we,” “us,” “our” and “ours” refer to New Skies Satellites Holdings Ltd. and its subsidiaries, unless the context otherwise requires or it is otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report are not historical facts and are “forward-looking statements” within the meaning of the U.S. federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. We intend that forward-looking statements contained in this report be covered by the safe harbors created under the U.S. federal securities laws. Words such as “believes,” “expects,” “estimates,” “may,” “intends,” “will,” “should” or “anticipates” and similar expressions or their negatives identify forward-looking statements.

Forward-looking statements, such as the statements regarding SES Global S.A.’s agreement to acquire us, our ability to develop and expand our business, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated capital spending (including for future satellite procurements), our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, and other statements contained in this report regarding matters that are not historical facts, involve predictions. Statements of that sort involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by any statements of that sort. These risks and uncertainties include, among other things:

•                  the time within which we expect SES Global S.A.’s acquisition of us to close and the conditions that must be satisfied in order for this acquisition to close;

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

v

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Formation

On November 2, 2004, New Skies Investments S.a.r.l., through its wholly owned subsidiaries, New Skies Holding B.V. and New Skies Satellites B.V., purchased substantially all of the assets and liabilities of New Skies Satellites N.V., including the shares of its subsidiaries (the “Acquisition”), for an aggregate purchase price of $982.8 million, including direct acquisition costs. New Skies Investments S.a.r.l. was owned by certain investment funds affiliated with The Blackstone Group (the “investment funds”), along with management. At the closing of the Acquisition, the investment funds (along with management) directly and indirectly owned 100% of New Skies Investments S.a.r.l., New Skies Holding B.V., an intermediate holding company, and New Skies Satellites B.V., our principal operating company. See “—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Formation, Our IPO and Subsequent Transactions.”

New Skies Satellites Holdings Ltd. (“Holdings”) was formed on January 14, 2005 under the laws of Bermuda. In May 2005, immediately prior to Holdings’ initial public offering (the “NSS IPO”), the Company performed an internal restructuring (the “Restructuring”). See “—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Formation, Our IPO and Subsequent Transactions.”  As a result of the Restructuring, the investment funds (along with management) became direct owners of Holdings and New Skies Investments S.a.r.l., New Skies Holding B.V. and New Skies Satellites B.V. became indirect wholly-owned subsidiaries of Holdings.

In May, 2005, Holdings completed the sale of 11.9 million newly issued ordinary shares, equivalent to approximately 37% of the total currently issued and outstanding ordinary shares, in an initial public offering. The sale of an additional 1.8 million shares, consisting of shares issued to cover over-allotments, was completed on May 27, 2005. Holdings commenced trading on the New York Stock Exchange on May 10, 2005. Holdings is a holding company and has no direct operations. Its principal asset is its equity interest in New Skies Satellites B.V.

On November 8, 2005, the Company sold one of its wholly-owned subsidiaries, New Skies Networks Pty Limited, to Multiemedia Ltd. for cash consideration of $10.0 million. Concurrent with the sale, the Company also entered into certain agreements to ensure that the services previously provided to, and received from, New Skies Networks Pty Limited continue to be received and from which the Company will generate continued cash flows. See “Item 1—Description of Business—Network Operations Facilities.”

Our Acquisition by SES Global

On December 14, 2005, SES Global S.A. (“SES Global”) and we announced that we had entered into a binding agreement pursuant to which SES Global will acquire 100% of us by way of a merger under Bermuda law (an amalgamation) (the “SES Transaction”). SES Global will acquire us for US$22.52 per share in cash. Immediately prior to closing and before considering transaction and other costs associated with the SES Transaction, our subsidiary New Skies Satellites B.V. expects to have approximately US$415.0 million of net indebtedness under its credit facility, senior floating rate notes and senior subordinated notes. As of the closing, SES Global will re-finance New Skies Satellites B.V.’s existing bank debt and New Skies Satellites B.V. will cease to have any obligations under its credit facility. As of the closing, no change will be made to New Skies Satellites B.V.’s senior floating rate notes and senior subordinated notes.

As part of the transaction agreement we entered into with SES Global, we agreed to terminate our quarterly dividend program after the declaration and payment of our 2005 fourth quarter dividend. We declared a quarterly cash dividend of $0.463125 per share in respect of the fourth quarter of 2005 on December 19, 2005. For more information about our dividend policy see “—Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

On January 18, 2006, we distributed to all shareholders of record as of January 13, 2006 a definitive proxy statement notifying shareholders of a special meeting of shareholders to be held on February 10, 2006 during which shareholders were asked to consider and vote upon a proposal to approve and adopt (i) the transaction agreement and plan of amalgamation, dated as of December 14, 2005, between us, SES Global and SES Holdings (Bermuda) Limited, a wholly-owned subsidiary of SES Global, (ii) the amalgamation agreement, dated as of December 14, 2005, between us and SES Holdings (Bermuda) Limited and (iii) the amalgamation of New Skies and SES Holdings

(Bermuda) Limited on the terms and conditions set forth in the transaction agreement and the amalgamation agreement. Copies of the transaction agreement and the amalgamation agreement were made available to shareholders as appendices to the proxy statement. On February 10, 2006, we held the special meeting and our shareholders voted to approve the SES Transaction. The investment funds, who owned 55.3% of our issued and outstanding shares as of the record date for the special meeting and who had entered into a voting agreement with SES Global whereby they had agreed to vote in favor of the SES Transaction unless the transaction agreement had been terminated, voted in favor of the SES Transaction.

We are working to complete the amalgamation in the near future. In addition to the approval and adoption of the transaction documents by our shareholders, we must also obtain various regulatory approvals and satisfy other conditions to the amalgamation. See “Item 1—Description of Business—Government Regulation—Regulatory Approvals and Notifications.”  These conditions and the circumstances under which the transaction agreement may be terminated are discussed in the definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on January 18, 2006. If the conditions to the amalgamation are satisfied or waived (to the extent permitted by applicable law), we expect the SES Transaction will close in the second quarter of 2006, although the timing of the closing depends upon the receipt of necessary approvals and could occur earlier or later.

The consummation of the amalgamation will result in:

•                  The conversion of each of our common shares issued and outstanding immediately prior to the effective time of the amalgamation into the right to receive US$22.52 per share in cash, without interest and subject to applicable withholding taxes, other than our common shares:

•                  Held by dissenting shareholders who exercise their appraisal rights under the laws of Bermuda;

•                  Held by SES Global, SES Holdings (Bermuda) Limited or any subsidiaries of SES Global; or

•                  Held by any of our subsidiaries;

•                  All outstanding options being cashed-out for an amount equal to the excess of $22.52 over the exercise price per common share subject to the option for each share subject to such option; and

•                  Our existence as a separate company ceasing and the amalgamated company becoming a wholly-owned subsidiary of SES Global.

 Upon completion of the amalgamation, SES Global plans to remove our common shares from listing on the New York Stock Exchange, and our common shares will no longer be publicly traded.

Our Business

We are a satellite communications company with global operations and service coverage. We operate a network of five Fixed Satellite Service (“FSS”) satellites located at different orbital positions above the earth. Our customers can access one or more of our satellites from almost any point around the world using either our global network of ground-based facilities, which includes our U.S. mediaport and our partner teleports, or their own ground-based facilities. At December 31, 2005, we had the youngest global fleet in the FSS industry, based on the average number of years the satellites in each of the global fleets had been in service. We have consistently maintained one of the highest transponder availability rates in the FSS industry. For the twelve months ended December 31, 2005, our availability rate was 99.9999%, based on the total number of hours the transponders in our fleet were available to provide service as compared to the total number of transponder-hours during the year.

At the time of our creation in 1998, we inherited five in-orbit satellites as well as related customer contracts and one satellite that was then under construction. Two of the satellites that we inherited were nearing the end of their operational lives. In addition, shortly after our creation we terminated the contract for the satellite that was then under construction due to substantial delays in the satellite’s delivery. As a result of these factors, in 1999 we launched a capital investment program to renew and augment our satellite fleet. We procured and launched two new satellites, NSS-6 and NSS-7, retired the two satellites that reached the end of their operational lives, and procured an additional satellite, NSS-8, which is currently under construction. Together, we anticipate that these satellites will provide us with the ability to maintain our operations at each of our existing orbital locations without the need for any additional satellite procurements (including for replacement satellites) until approximately 2010. We also acquired certain ground-based facilities and were assigned rights to use additional orbital positions. Our investment in our new satellites totalled in excess of $450 million in the period from 2000 to 2005, inclusive. Our technically advanced satellite fleet has substantial capacity focused on high growth markets, including India, Africa, the Middle East and Asia. NSS-6 and NSS-7 are among the most powerful and flexible satellites in the FSS industry and enable us to provide highly reliable, high quality services to our customers. In addition, should demand patterns shift over time, these satellites’ designs make it possible for us to reallocate capacity within regions to the markets with the greatest demand.

With the launches of NSS-6 and NSS-7 in 2002 and the subsequent decommissioning of NSS-513 and NSS-K, we expanded our total transponder capacity available for sale by approximately 67%. Following the successful launch of NSS-8, which the manufacturer projects will occur during the fourth quarter of 2006, we will further expand our available capacity by 28%. We believe that this incremental transponder capacity will enable us to generate additional revenues without significantly increasing our operating costs (before depreciation), thereby improving our operating income and margin. The launches of the two satellites, NSS-6 and NSS-7, and the anticipated launch of NSS-8, represent the completion of our committed satellite procurement program initiated in 1999.

Throughout our seven-year history, we have demonstrated our ability to achieve strong organic revenue growth increasing revenues over this time by $123.8 million or 106%, from $116.7 million in 1998 to $240.5 million in 2005. For the year ended December 31, 2005, we generated revenues of $240.5 million. At December 31, 2005, we had a contractual backlog for future services of $502 million, which we recognize as revenue when we actually perform the services.

Our Customers and Services

We primarily earn our revenues by providing capacity for satellite communications and ground-based services to our customers for contracted periods varying from less than one year to 15 years. Our base of over 200 customers includes established telecommunications carriers, leading broadcasting and video companies, governmental entities and fast-growing smaller companies from around the globe.

At December 31, 2005, we provided service under contract to 267 customers worldwide. For the year ended December 31, 2005, our ten largest customers represented approximately 43% of our total revenues. For the same period, revenues from our largest customer, Intelsat and its affiliates (including the COMSAT group which it acquired in 2004), were $42.7 million, or 18% of our total revenues.

For the years ended December 31, 2003, 2004 and 2005, we derived our revenues in the following geographic regions based on the billing addresses of our customers, shown in percentages:

	Year Ended December 31,
Region	2003	2004	2005

North America	36%	35%	41%
Europe	22	21	20
India, Middle East and Africa	21	22	20
Latin America	13	13	10
Asia Pacific	8	9	9
Total	100%	100%	100%

Our customers use the services we provide for a variety of applications, including data services, such as corporate and governmental data networks; video services, including cable and broadcast television distribution and contribution services and direct-to-home (“DTH”) services; Internet-related services; and voice services. For the year ended December 31, 2005, we estimate that 51% of our revenues were generated from data services, 30% from video services, 14% from Internet-related services and 5% from voice trunking services. This categorization reflects our best estimate of satellite utilization based on information provided by our customers, typically at the commencement of their respective services, as customers ordinarily are not required to inform or update us about the ultimate use of the capacity we provide to them. Of our $502 million backlog at December 31, 2005, we similarly estimate that data services represented 41%, video services represented 47%, Internet-related services represented 7% and voice trunking services represented 5%. As of December 31, 2005, the average remaining duration of our backlog, based on a weighted average of backlog outstanding, was approximately five years. On a simple average basis, representing the remaining duration of our contracts divided by the number of contracts, the average remaining duration of our contracts was approximately two years.

Data services

Our satellites are used to create high-bandwidth private data networks for governments and businesses around the world. Many of these networks use relatively small antennas known as VSATs (very small aperture terminals) to connect geographically dispersed sites into a dedicated, interconnected communications network. Using such a network, individual locations can quickly, reliably and securely send and receive information directly to and from a central location. Our powerful satellites are well-suited for serving the growing demands of these networks, as higher power levels can improve the quality of a customer’s service and can make it possible to transmit larger amounts of information and/or use smaller and less expensive ground station antennas.

Over the past several years, data services have contributed a significant and growing portion of our revenues, increasing from 27% of total revenues in 2002 to 51% in 2005. Based upon input from our customers and market information, we believe this increase reflects, in large part, growing demand by governmental entities, including in particular the U.S. government, for commercial data services. We estimate that we derived approximately one-third of our 2005 revenues from services to customers where the ultimate end user was a governmental entity. This reflects our best estimate, as we do not typically sell services directly to a number of governmental entities that use large amounts of commercial communications satellite capacity, including the U.S. government, and our customers generally are not required to inform us about the ultimate end user of the capacity we provide to them.

Video services

We currently broadcast more than 400 channels of entertainment and news programming to cable networks, broadcast affiliates and consumers’ homes around the world. From DTH transmissions in India and West Africa to full-time contribution feeds for broadcasters in Europe and the Middle East, we have the technological resources, global reach and commercial experience to enable our customers to deliver their programming to markets anywhere in the world. Our end users range from top media and entertainment companies to leading broadcasters and news agencies. Our video services can be grouped into two types:

•                  Video distribution—We are a leading provider of satellite capacity for the distribution of international, regional and national television and cable programming to markets around the world, including Latin America, India and Africa. Our satellites can be used to transmit video signals to ground-based cable and broadcasting systems and directly to the homes of multi-channel video subscribers. Three of our satellites carry attractive programming neighborhoods, making their capacity desirable to other entities transmitting similar content. Our NSS-806 satellite has one of the leading video neighborhoods in Latin America, carrying over 110 channels of video programming for distribution to approximately 13.5 million subscribers across the region. Our NSS-7 satellite offers a strong African video neighborhood carrying leading French-language channels, news channels, sports music and entertainment channels and a dedicated Arab language package. Our NSS-6 satellite supports DTH video services platforms for Doordashan, India’s national broadcaster, and Zee Television in India.

•                  Video contribution—Broadcasters and news programmers who require a reliable transmission link use our satellites to transmit regular television contribution feeds as well as special events, such as the Olympics and fast-breaking news stories, back to their video production facilities. Depending upon their needs, broadcasters and news programmers can obtain our services on a full-time or an occasional use basis. We provide full-time contribution services to large customers around the world, including major broadcasters and carriers.

Internet-related services

We offer telecommunications companies, service providers, network integrators, Internet service providers and other resellers high-speed connections directly to the Internet backbone. Our Internet-related service offerings, which we have branded IPsys®, include one-way and two-way satellite-based links between an Internet service provider’s points of presence or a customer’s premises and the global Internet backbone, bypassing shared ground networks and the associated congestion points—as well as any terrestrial connectivity gaps—to deliver Internet content to even the most remote locations at high speeds. IPsys® served over 100 customers in approximately 45 countries as of December 31, 2005. Our IPsys® offering includes several distinct services:

•                  IPsys® Premier—Designed for entities seeking to augment existing network bandwidth to boost overall robustness and /or to extend point of presence networks to remote areas;

•                  IPsys® Direct—Provides Internet backbone access to customers needing reliable, high-speed and easily scalable added bandwidth; and

•                  IPsys® Burst—Best suited for rapidly growing entities who serve a developing subscriber base and wish to scale up their operations in response to changing user-demands.

We also periodically introduce new services to reflect trends in the Internet-related services market. For example, in 2004 we introduced two new two-way satellite broadband services, IPsys® Broadband and IPsys® Bandwidth on Demand. These services make it possible for telecommunications companies, service providers, network integrators, Internet service providers and other resellers to establish high-quality, cost-effective broadband networks by allowing providers to use shared two-way “hubs,” spreading the costs of these hubs across a larger base of users, and by allocating bandwidth on an “as needed” basis to different users.

Voice services

We also provide satellite capacity for voice applications. Historically, we provided most of our voice services to major post, telephone and telegraph administrations, or PTTs. More recently, we have begun to market voice services to governmental users and to newly-authorized mobile telephone, local and long distance service providers in countries undergoing telephony deregulation or where there is a lack of ground-based infrastructure to support voice services.

Sales and Marketing

We have significantly broadened and expanded our customer base since our creation in order to increase revenue opportunities while reducing the risks associated with selling to a limited number of customers. In addition to providing services to large telecommunications companies, we now also provide transponder capacity and other services directly to other broadcasters, Internet service providers, some governmental entities and commercial resellers, such as network system integrators, ground stations or capacity brokers, as well as to some of the larger customers further down the distribution chain.

Our sales and marketing personnel are divided into five regions: (1) North America; (2) Latin America; (3) Europe; (4) Asia Pacific; and (5) India, the Middle East and Africa. As of December 31, 2005, we had approximately 67 employees who sold, marketed and provided direct sales support for our services worldwide.

We manage our sales, marketing and billing activities from our main operating company in The Hague. We also have established regional sales or liaison offices in North America (Washington, D.C.), South America (Sao Paulo), Asia (Singapore and Hong Kong), India (New Delhi) and Australia (Sydney).

Contracts

As of December 31, 2005, we had approximately 550 active contracts with our customers. Our contracts generally are denominated in U.S. dollars; generally are non-preemptible and non-cancellable during the term (or allow customers to cancel their commitments only under certain limited conditions such as upon a government directive or upon the payment of a significant early termination or cancellation fees payable to us); and otherwise contain terms that are generally consistent with industry practice. Although the contracts can be terminated in the event of certain capacity malfunctions, we generally have a cure period to remedy the malfunction or provide alternate capacity.

Backlog

We provide customers with satellite transponder capacity for contract periods varying from less than one year to 15 years. At December 31, 2005, we had a contractual backlog for future services of $502 million, with data services representing 41%, video services representing 47%,  Internet-related services representing 7% and voice trunking services representing 5%.This categorization reflects our best estimate of satellite utilization based on information provided by our customers, typically at the commencement of their respective services, as customers are ordinarily not required to inform or update us about the ultimate use of the capacity we provide to them. Of our $502 million backlog as of December 31, 2005, approximately $175 million related to services to be delivered in 2006, $103 million in 2007, $68 million in 2008, $48 million in 2009, $37 million in 2010 and $71 million in 2011 and thereafter. Additionally, of our $502 million backlog, which we do not recognize as revenue until we actually perform the services, approximately $468 million, or 93%, related to obligations provided under non-cancellable agreements. The remaining backlog relates to preemptible capacity contracts that have cancellation options, subject to the payment of early termination fees by the customers. We cannot rule out the possibility we could face contract terminations arising in the normal course of business or as a result of other market forces or government directives.

As of December 31, 2005, the average remaining duration of our backlog, based on a weighted average of backlog outstanding, was approximately five years. On a simple average basis, representing the remaining duration of our contracts divided by the number of contracts, our average remaining duration of our contracts was approximately two years.

Our Satellites

We currently operate and provide commercial service through a network of five communications satellites positioned in fixed (i.e., station-kept) geosynchronous orbits (NSS-5, NSS-6, NSS-7, NSS-703 and NSS-806). We have one additional satellite, NSS-8, currently under construction. We have received an authorization from the Dutch government to use certain frequencies at one additional orbital location for a future satellite, as well as certain other rights relating to orbital locations and frequencies.

During 2005, we operated one of the most reliable satellite fleets in the industry, with a 99.9999% fleet-wide satellite availability rate. Our fleet-wide availability rate reflects the percent of time the transponders in our fleet that were configured to provide service were actually available to provide service. To determine this rate, we first calculate the percent of total transponder-hours during which we experienced an outage during a period—i.e., the number of hours the transponders in our fleet that were configured to provide service were unavailable due to an outage, divided by the total number of transponders in our fleet multiplied by the number of hours during the period. Our fleet-wide availability rate is 100% minus the percent of transponder-hours during which we experienced an outage.

Our satellites are located approximately 22,236 miles (35,786 kilometers) above the earth. We operate all of our satellites in station-kept mode, which means that they maintain their geosynchronous position over the equator within tightly controlled limits (plus or minus 0.05°). Because of this control, most earth antennas within a satellite’s beam can communicate continuously with the satellite without having to track it in orbit.

Our newest satellites, NSS-6 and NSS-7, as well as our NSS-8 satellite, which is currently under construction, are designed to carry additional and more powerful transponders than the satellites that we inherited from our predecessor at the time of our creation, although to a limited extent our ability to use additional power and frequencies may be constrained by technical and regulatory factors including, for example, those agreed to in relevant coordination agreements. They are also designed to provide better connectivity and to allow for more operational flexibility than our inherited satellites.

In-orbit satellites

NSS-5. NSS-5 was launched in 1997 and currently operates from the 183° East Longitude orbital position over the Pacific Ocean region.

NSS-5 provides service via 55 36-MHz-equivalent C-band transponders and 12 36-MHz-equivalent Ku-band transponders. It is our principal connectivity satellite for the Pacific Ocean region and provides coverage of certain areas in North America, Asia and Australia. NSS-5 is one of the few satellites that can connect North America with all major destinations in the Pacific Rim. Access to the satellite from the West Coast of the United States, Canada and Mexico can be achieved at C-band frequencies on global, hemispheric or zone beams. The satellite has two steerable Ku-band spot beams, one of which currently is over New Zealand, and the second of which is currently over Australia. The western zone beam of NSS-5 covers major destinations such as China, Hong Kong and Singapore. Hemispheric coverage extends from the north of China to Australia and New Zealand.

One of two duplicate power subsystem units on NSS-5—a low-voltage bus converter—stopped operating in 1998. The manufacturer of the satellite has informed us that the duplicate unit that is currently not operational has a high probability of automatically restarting if the unit that is currently operating fails. If this did not occur, the satellite might prematurely cease to operate, although we believe that there is only a low risk that the currently operating unit will fail and that the other unit will not restart.

NSS-5 is a Lockheed Martin Series 7000 satellite. Three other LM Series 7000 satellites have suffered on-orbit power subsystem failures that resulted in the immediate total losses of the satellites in question. Prior to the third and latest failure, Lockheed Martin had identified the failure mechanism and root causes for two failures and, due to design differences between these satellites and our satellites, had believed that it was unlikely that our satellites would experience these failure modes. Following the failure of the third satellite in January 2005, Lockheed Martin conducted an additional investigation in which it concluded that this failure was not likely to have been caused by a specific workmanship or hardware element, but most likely was caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the failure of the satellite’s high voltage power system. In light of this failure, Lockheed Martin believes that there is insufficient information to determine the exact relationship between the three failures and the failure modes for each. Based upon information provided by Lockheed Martin, we understand that other LM Series 7000 satellites, including two satellites owned by us (NSS-5 and NSS-806), face a risk of suffering a failure similar to the third on-orbit failure, although the risk to any individual satellite is low. We do not currently believe that any changes to our operating procedures or satellite deployment plans are required to mitigate the risk.

As a result of the third on-orbit failure, our insurers have excluded from insurance coverage any losses arising from power losses and/or failures on our NSS-5 or NSS-806 satellites if they are due to a defect or defects identical to the defect(s) that caused one of the three previous on-orbit failures. We have the burden of proving that the exclusion does not apply in the event of a failure.

NSS-6. NSS-6 was launched in December 2002 and currently operates from the 95° East Longitude orbital position over the Asia-Pacific region.

NSS-6 is equipped with 60 36-MHz-equivalent Ku-band transponders. NSS-6’s six high power Ku-band beams provide coverage of the Indian subcontinent, China, the Middle East, Eastern Europe, the Central Asian republics, Southern Africa, Australia, Southeast Asia and Northeast Asia. Additionally, NSS-6 has 12 uplink spot beams in the Ka-band, ten of which can be operated simultaneously, fixed on the strategic markets of Hong Kong, Shanghai, Beijing/Tianjin, Wuhan, Taiwan, Seoul, Tokyo/Osaka, Mumbai, Bangalore/Chennai, Delhi, Sydney and Melbourne. Each of the Ka-band uplinks can be used in lieu of one Ku-band uplink.

The design of NSS-6 permits extensive transponder switching among beams, allowing us to reassign capacity among geographic regions in response to market demand. Moreover, NSS-6 has a broad coverage area and a high degree of intra-satellite interconnectivity, which will make it possible, depending on the relevant transmission, for a customer to uplink a signal from one region and downlink that signal to multiple regions using a different transponder for each downlink region.

NSS-6 is designed to serve a wide range of customers, including broadcasters, telecommunications carriers, DTH service providers, Internet service providers, corporations and other enterprise customers. Its versatile Ku-band and Ka-beams can also be interconnected (“cross-strapped”), offering enhanced connectivity throughout its service area.

Certain components on NSS-6 have failed, which will prevent us from receiving certain battery telemetry. This will make it more operationally difficult to recondition the satellite’s batteries later in its life, should this procedure be necessary. NSS-6’s manufacturer has informed us that, in its opinion, we will never need to recondition NSS-6’s batteries and has provided an alternative procedure that has been validated in-orbit.

In addition, NSS-6 has experienced intermittent operation on certain solar array circuits, resulting in a reduction of available power. NSS-6 is expected to maintain sufficient power to support all of its capacity through its end-of-life. There is some risk that additional circuits, which have exhibited intermittent behavior in the past, may become non-operational in the future. If this occurs, there may be a reduction in the amount of capacity on NSS-6 that is effectively available for lease.

NSS-6 is a Lockheed Martin A2100 satellite. In April 2005, another Lockheed Martin A2100 satellite suffered a solar array anomaly that resulted in the loss of approximately 50% of the spacecraft’s available power. Lockheed Martin investigated the root cause of the anomaly and concluded that this failure (as well as another earlier, similar failure) was caused by deficiencies in certain hardware that is not present on NSS-6. As a result, Lockheed Martin has informed us that it does not consider NSS-6 to be at risk of suffering a similar anomaly.

NSS-7. NSS-7 was launched in April 2002 and operates from the 338° East Longitude orbital location over the Atlantic Ocean region.

NSS-7 has 49 36-MHz-equivalent C-band and 48 36-MHz-equivalent Ku-band transponders. It offers the ability to transmit or receive a large number of C-band and Ku-band signals simultaneously, with a high level of interconnectivity between different beam coverages on a transponder-by-transponder basis. NSS-7 is specifically designed, by means of on-board switching, to facilitate asymmetric traffic between coverage areas. Its capabilities, including in particular its higher power, will allow many customers to use smaller antennas.

NSS-7 supports a variety of services, including video distribution and contribution, Internet-related services, private telecommunications networks used by businesses and fixed services such as telephone and data transmission. In addition, capacity can be flexibly assigned to 11 high-powered coverage beams, blanketing the Americas, Europe, the Middle East and Africa.

Certain components on NSS-7 have failed, which will prevent us from receiving certain battery telemetry. This will make it more operationally difficult to recondition the satellite’s batteries later in its life, should this procedure be necessary. NSS-7’s manufacturer has informed us that, in its opinion, we will never need to recondition NSS-7’s batteries and has provided an alternative procedure that has been validated in-orbit.

NSS-7 is a Lockheed Martin A2100 satellite. In April 2005, another Lockheed Martin A2100 satellite suffered a solar array anomaly that resulted in the loss of approximately 50% of the spacecraft’s available power. Lockheed Martin investigated the root cause of the anomaly and concluded that this failure (as well as another earlier, similar failure) was caused by deficiencies in certain hardware that is not present on NSS-7. As a result, Lockheed Martin has informed us that it does not consider NSS-7 to be at risk of suffering a similar anomaly.

NSS-703. NSS-703 was launched in 1994 and currently operates from the 57° East Longitude orbital location over the Indian Ocean Region.

NSS-703 provides a wide range of services, as the television and telecommunications needs of the multiple regions it serves are diverse. Television broadcasters, post, telephone and telegraph authorities and communications service providers are the primary users of this satellite. NSS-703 is used for telephone services in Asia Minor, cable television distribution in India and for television distribution and contribution throughout the Asia Pacific region.

NSS-703 provides service via 38 36-MHz-equivalent C-band transponders and 20 36-MHz-equivalent Ku-band transponders. Its C-band hemispheric beams cover two major regions:  Africa, and the triangle from the Middle East to Japan to Australia. Within the latter region, NSS-703 offers complete India and China coverage. These hemispheric beams are supported by four zone beams, which are optimized to provide service to sub-regions of northeast Asia, Southeast Asia and Australia, southern Africa and from northern and western Africa to the Mediterranean Sea. We have currently deployed the satellite’s three fully steerable Ku-band spot beams to service Europe and the Middle East, central Asia and India. We are planning to replace NSS-703 with NSS-8 following the successful launch of NSS-8, which the manufacturer currently projects will occur in the fourth quarter of 2006. Following replacement of NSS-703 by NSS-8, we are currently planning to re-deploy NSS-703 to another orbital location. See “Item 1—Description of Business—Planned Satellites.”

NSS-703 is a Space Systems/LORAL FS 1300 satellite. In December 2004, another FS 1300 series satellite with a similar (although not identical) design to NSS-703 suffered an in-orbit power subsystem anomaly. NSS-703’s design differs from the satellite that suffered the anomaly and there have been no reported failures or significant anomalies of satellites that use the NSS-703 design. For these reasons, and based upon information provided to date by the manufacturer, we do not believe that the anomaly on the other FS 1300 satellite indicates a risk of an anomaly on NSS-703.

NSS-806. NSS-806 was launched in 1998 and currently operates from the 319.5° East Longitude orbital location over the Atlantic Ocean region.

NSS-806 provides C-band and Ku-band coverage of the Americas and Europe. It transmits a neighborhood of over 110 cable television channels to Latin America, including video channels from Argentina, Brazil, Venezuela, Colombia, Peru, Bolivia and the United States, as well as other regional services and international channels. The high quality of NSS-806’s video neighborhood makes it attractive to video programmers within Latin America, who seek to distribute Spanish language programming within the region, as well as to video programmers outside of Latin America, who seek to reach viewers in Latin America. According to a 2004 study by a Latin American independent consultant, NSS-806 delivers programming to an estimated 13.5 million homes across Latin America and the Caribbean.

NSS-806 has 36 36-MHz-equivalent C-band transponders and six 36-MHz-equivalent Ku-band transponders. It contains a single high-powered beam that provides simultaneous coverage of the Spanish- and Portuguese-speaking regions of both the Americas and Europe. In addition to providing coverage of the Latin

American markets, it reaches the Iberian Peninsula, the Canary Islands, Western Europe and much of Eastern Europe via a high-power hemispheric beam. This facilitates the distribution of programming from both Latin American content providers and North American and European content providers to Latin American cable networks. The satellite also features a Ku-band spot beam covering Mercosur (i.e., Argentina, Brazil, Paraguay, Uruguay and Chile) with high-powered coverage over urban areas. This capacity is well suited for use by corporate network communications. The high power of NSS-806’s signals helps to ensure that its signals can be delivered to small antennas.

NSS-806 is a Lockheed Martin Series 7000 satellite. Three other LM Series 7000 satellites have suffered on-orbit power subsystem failures that resulted in the immediate total losses of the satellites in question. Prior to the third and latest failure, Lockheed Martin had identified the failure mechanism and root causes for two failures and, due to design differences between these satellites and our satellites, had believed that it was unlikely that our satellites would experience these failure modes. Following the failure of the third satellite in January 2005, Lockheed Martin conducted an additional investigation in which it concluded that this failure was not likely to have been caused by a specific workmanship or hardware element, but most likely was caused by a high current event in the battery circuitry triggered by an electrostatic discharge that propagated to cause the failure of the satellite’s high voltage power system. In light of this failure, Lockheed Martin believes that there is insufficient information to determine the exact relationship between the three failures and the failure modes for each. Based upon information provided by Lockheed Martin, we understand that other LM Series 7000 satellites, including two satellites owned by us (NSS-5 and NSS-806), face a risk of suffering a failure similar to the third on-orbit failure, although the risk to any individual satellite is low. We do not currently believe that any changes to our operating procedures or satellite deployment plans are required to mitigate the risk.

As a result of the third on-orbit failure, our insurers have excluded from insurance coverage any losses arising from power losses and/or failures on our NSS-5 or NSS-806 satellites if they are due to a defect or defects identical to the defect(s) that caused one of the three previous on-orbit failures. We have the burden of proving that the exclusion does not apply in the event of a failure.

Planned satellites

We have one satellite, NSS-8, currently under construction. NSS-8 is being built by Boeing Satellite Systems International, Inc. Following its successful launch, which the manufacturer projects will occur during the fourth quarter of 2006, we will deploy NSS-8 to the 57° East Longitude orbital slot as a replacement satellite for our NSS-703 satellite. By doing so, we will provide expansion capacity at our established orbital location in the Indian Ocean region and satisfy our near-term satellite replacement requirements. We anticipate that NSS-8 will enter commercial service approximately three months after a successful launch.

NSS-8 will carry 56 36-MHz-equivalent C-band and 36 36-MHz-equivalent high-power Ku-band transponders, making it one of the largest and highest power satellites with coverage of Europe, the Middle East, India, Africa and Asia. As part of our contract with Boeing, they are required to deliver the spacecraft to us in orbit. Currently, the contract calls for the manufacturer to use a Sea Launch Zenit vehicle to launch the satellite. The last fifteen Sea Launch flights were successful—i.e., they delivered the payload to the specified target orbit with very high accuracy and with all performance and interface parameters within specifications.

We believe NSS-8 will contribute to our long-term growth by placing our newest, largest and most powerful satellite at an established orbital location in the Indian Ocean region. We believe that this, in turn, will place us in a strong position to meet the current and future needs of our many customers throughout India, Africa, the Middle East and Asia as well as capitalize on the region’s strong projected growth and will allow us to relocate one of our existing satellites to a new orbital location.

Overview of satellite fleet

The table below summarizes selected data relating to our five operational satellites and the NSS-8 satellite, which is currently under construction:

Satellite	NSS-806	NSS-7	NSS-703	NSS-6	NSS-5	NSS-8 (under construction)

Number of transponders(1)
• C-band	36	49	42(2)	0	61(2)	56
• Ku-band	6	48	24(2)	60(3)	12	36
• Ka-band	0	0	0	12(3)	0	0
Maximum signal strength at receiving antenna (decibel-watts)(4):
• C-band	36 to 37.2	38 to 40	26 to 36	N/A	29 to 36	38 to 43
• Ku-band	42 to 49	46 to 49	44.5 to 47	44 to 52	44 to 47	48 to 52
Power output (kilowatts)(5)
• At beginning of life	7.1	12.7	4.9	13.6	6.2	16.0 (est.)
• At end of orbital design life	5.4	10.7	4.0	12.0	4.8	13.8 (est.)
Satellite manufacturer	Lockheed Martin	Lockheed Martin	Space Systems/ LORAL	Lockheed Martin	Lockheed Martin	Boeing Satellite Systems
Launch date	February 1998	April 2002	October 1994	December 2002	September 1997	Fourth Quarter 2006 (est.)
Orbital design life, end(6)	March 2008	April 2014	August 2005	February 2015	September 2007	12 years after delivery in orbit
Anticipated commercially operable end of life(7)	Second quarter 2016	Third quarter 2015	Second quarter 2009	Second quarter 2019	Second quarter 2015	16 years after delivery in orbit (est.)
Orbital position	319.5° East	338° East	57° East	95° East	183° East	57° East (planned)
Geographic coverage
• C-band	Europe, Americas	Europe, Africa, Americas, Middle East	Europe, Asia, Australia, Africa	N/A	Asia, Australia, North America	Africa, Asia, Australia, Europe, Middle East
• Ku-band	Argentina, Brazil	Europe, Africa, Americas, Middle East	Europe, Central Asia, Middle East(8)	Asia, Australia, Middle East	New Zealand, Australia(8)	Europe Asia, Australia, Africa, Middle East

(1)

Satellite transponders receive signals from uplink ground stations, then convert, amplify and transmit the signals to downlink ground stations. This table states the transponder capacity of our satellites in terms of the number of 36 MHz equivalents of capacity they can handle. Actual transponders range in size. For example, there are 36 MHz, 54 MHz, 72 MHz and 112 MHz transponders.

(2)

For technical reasons, we sometimes configure a satellite so that certain transponders are not operational. For example, in order to optimize NSS-5’s overall performance we are operating it in a manner that effectively reduces the number of operational C-band transponders to 55 and we are operating NSS-703 in a manner that effectively reduces the number of operational C-band transponders to 38 and Ku-band transponders to 20.

(3)

NSS-6 has 60 transponders, all of which operate in the Ku-band for downlink (i.e., satellite-to-customer) transmissions and can operate in the Ku-band for uplink (i.e., customer-to-satellite) transmissions. The satellite also contains 12 Ka-band uplink transponders, up to 10 of which can be activated at any given time. If activated, a Ka-band uplink operates in lieu of one Ku-band uplink.

(4)

Measures the transmission power of a transponder based on the strength of the signal received by a ground station antenna in decibel-watts. Holding all other things equal, higher power levels improve the quality of a customer’s service and can make it possible to transmit larger amounts of information and/or use smaller and less expensive ground station antennas.

(5)	Power available, as required under the terms of the satellite construction contract.

(6)

The manufacturer determines a satellite’s in-orbit design life. The manufacturer contractually commits that the satellite will be able to maintain its contractually specified performance throughout this period. NSS-703 reached the end of its orbital design life during 2005, although we anticipate that it will continue to be commercially operable in station-kept mode until mid-2009.

(7)

We estimate anticipated commercially operable life (or maneuver life) based on a number of factors, and we update these estimates periodically based on each satellite’s actual in-orbit performance. The most important factor is the length of time during which a satellite’s on-board propellant is projected to permit maneuvers to keep the satellite in geosynchronous orbit.

Under appropriate circumstances, we would also consider other factors, including remaining on-board redundant systems and expected performance of satellite components.

(8)

The Ku-band capacity on NSS-703 and NSS-5 is provided over steerable zone beams. The table above shows the geographic areas currently covered by these beams. In the future, it is possible that we may re-point these beams to serve different geographic areas within the satellite’s general geographic coverage area.

We do not currently operate any of our satellites as back-up or spare capacity. We have, however, entered into a contractual arrangement under which we may be able to procure back-up capacity from another satellite operator, on agreed terms, if we suffer a satellite failure. In addition, the launch of NSS-8 will give us additional flexibility to re-deploy our satellite fleet to restore service to our customers in the event of a satellite failure.

Additional future satellites

We anticipate that we may launch additional satellites in the future, both to replace our existing satellites as they near their end of life and, depending upon market conditions, to expand our scale and scope by expanding the size of our in-orbit fleet.

We regularly study the demand for satellite services in various regions and for different applications in order to keep abreast of opportunities. While we are committed to a strategy of maximizing cash flow, we intend to invest capital to replace our existing satellite fleet and may enter into procurement contracts for new satellites if we can establish a sound business case for an expansion of our fleet. There are a finite number of orbital slots available to FSS operators, and most of these slots are either already in use or have been filed for under the relevant international processes. Our ability to access new orbital locations and launch new satellites is subject to various governmental approvals, coordination issues and other regulatory risks. See “Item 1—Description of Business —Government Regulation.”

We may also choose to enter into arrangements with other satellite providers to use existing orbital and satellite resources at a single orbital location to expand the respective commercial service offerings of both operators. We believe such arrangements may make productive use of our orbital locations without making additional capital expenditures or incurring significant incremental expenses. Such arrangements are subject to applicable law and regulation, which may limit their scope or application.

Satellite Operations and Related Facilities

We perform tracking, telemetry and control (“TT&C”) functions for all of our satellites from our primary Satellite Operations Center located in The Hague.

TT&C functions involve: (1) tracking and controlling our satellites to maintain their designated geostationary orbital position and to identify and avoid any potential close proximity to other in-orbit objects; (2) receiving information about the operational status of our satellites via the transmission of data; and (3) relaying operating instructions to our satellites, including regular maintenance activities and, in the event of component faults, diagnostic tests and initiation of redundant subsystems.

Our satellite operations center is supported by additional sites around the globe that we own or lease, and which allow us to communicate with our satellites. Each of our satellites can communicate with at least two of these remote TT&C facilities to ensure that flight command instructions and return performance data can be sent reliably between the satellite operations center and the satellite on a redundant basis.

In addition, we perform all of our payload management and carrier monitoring services with respect to all of our satellites from our own payload operations center located in The Hague. These functions include: (1) monitoring the appropriate frequencies and power settings for each signal being transmitted by the satellite in order to preclude interference with other customers or third parties; (2) monitoring the quality of signals being transmitted by the satellite; and (3) verifying that the customer traffic on our satellites is being transmitted in accordance with contractual obligations and our operating procedures. Most of the data provided to our payload operations center regarding the traffic carried over our satellites is collected by a network of carrier service monitoring sites that we own or lease worldwide, which measure the usage of the transponders and quality of service on our satellites.

Our TT&C and payload management and carrier monitoring functions are supported by an auxiliary satellite operations center and auxiliary payload operations center located at a separate facility in Belgium. These centers are fully redundant, routinely tested and operate on a stand-by basis to provide an immediately usable emergency back-up to our primary operations centers at our headquarters.

Network Operations Facilities

We currently own and operate a ground-based facility, or “mediaport,” in the United States. Located near Washington, D.C., this facility provides uplink and downlink services to our NSS-7 and NSS-806 satellites. We also have installed equipment at this mediaport and leased fiber optic cable capacity that enables us to transmit signals between our satellites, on the one hand, and the U.S. Internet backbone, the public telephone network, private telecommunications networks and video “drop off” locations used by businesses, on the other hand.

Previously, we owned two teleports in Australia, in Perth and Adelaide, through our subsidiary, New Skies Satellites Networks Pty Ltd. We used these teleports to provide a variety of satellite networking, video and Internet-related services over NSS-5 and NSS-6 and over third-party satellites to business and government users. On November 8, 2005, we finalized the sale of New Skies Networks Pty Ltd. to Multiemedia Ltd. for cash consideration of $10.0 million.

We also enter into agreements with third parties to provide the teleport facilities and services that we require in locations around the globe where we do not have our own terrestrial facilities. As with our teleports, these facilities can provide our customers with a range of video, voice, data and IP services. We currently have agreements with teleports in Los Angeles, the State of Washington, London, Hong Kong, Israel, Singapore and Cyprus, as well as an agreement with Multiemedia Ltd. regarding the Perth and Adelaide teleports. We regularly evaluate opportunities to enter into agreements with teleport operators in strategic locations with facilities that can access our satellites and facilitate our customers’ use of our services.

To support IPsys® and our other bundled services, we have installed at our Washington Mediaport and at one or more third-party teleports high-bandwidth digital video broadcast platforms, as well as equipment that permits the provision of video-based bundled services such as the compressed multi-carrier-per-channel transmission of video networks. We operate 15 such platform facilities to serve customers in Asia, Africa, Latin America, the Middle East and the Indian Sub-continent.

Satellite Operations Risk Management

Historically, we have mitigated the risk of loss of or damage to our satellites by obtaining launch insurance policies, which cover claims arising from events that take place during launch and subsequent in-orbit testing and for a specified period of time following launch, and in-orbit insurance policies, which cover claims that relate to events that take place after the expiration of the relevant launch insurance policy.

We currently maintain in-orbit insurance policies for each of our in-orbit satellites, which cover claims that relate to events that take place after the expiration of the relevant launch insurance policy. This coverage includes the failure of a satellite to continue performing in accordance with design specifications. Our in-orbit policies include customary commercial satellite insurance exclusions and/or deductibles and material change limitations, including exclusions on coverage for damage arising from acts of war, lasers, and other similar potential risks and exclusions for certain health-related problems affecting our satellites that were known at the time the policy was written. Most of the exclusions in our existing policies affect individual units and systems whose loss in the event of a future anomaly we do not believe would materially affect our revenues or general financial condition. The low voltage bus converter on NSS-5, as well as the power subsystems on NSS-5 and NSS-806, are presently subject to an exclusion. See “ Item 1—Description of Business —Our Satellites—In-orbit satellites—NSS-5” and “ Item 1—Description of Business —Our Satellites—In-orbit satellites—NSS-806.”

We currently maintain in-orbit insurance with respect to our satellites in an amount approximately equal to the unamortized construction, launch and insurance costs for each of them. We do not insure unamortized performance incentives as these only fall due to the extent that the satellite continues to operate successfully. The amount of in-orbit insurance in force with respect to each of our satellites will generally decrease over time, typically based on its declining book value. Typically, in-orbit insurance is renewed annually.

As is common in the industry, we have not insured against business interruption, lost revenues or delay of revenues in the event of a total or partial loss of the communications capacity or life of a satellite. In insuring against partial losses, we have not insured against all possible partial failures but, rather, only against partial failures that we anticipate would meaningfully affect the revenue-producing capability of the satellite in question.

Going forward, we intend to employ appropriate strategies for mitigating our risk from a total or partial satellite failure. We will continue to periodically reassess our insurance strategy, and it is possible that in light of rising insurance rates, the scope of insurance exclusions, the limitations of insurance coverages and other factors we may decide to employ other strategies for mitigating our risk from a total or partial satellite failure where we believe those other strategies provide equivalent coverage on a more cost effective basis, provide better coverage (e.g., by helping to protect our future revenues in the event of a satellite failure) or for other business reasons. These arrangements may include, for example, traditional insurance, in-orbit sparing, re-launch guarantees and other contractual arrangements. Because our NSS-8 payments will depend on such satellite’s successful launch and in-orbit performance, we do not intend to procure traditional third-party launch or in-orbit insurance for NSS-8, and our agreement with Boeing restricts our ability to procure traditional third-party insurance for NSS-8 in certain circumstances.

Employees

At December 31, 2005, we had 193 employees. The number of employees employed by us decreased during 2005 in part due to our sale of New Skies Networks Pty Ltd. See “Item 1—Description of Business —Network Operations Facilities.”  We believe that our relations with our employees are good.

Property

We established our global headquarters in The Hague in 1998. We own our headquarters buildings, which house our satellite operations center, payload operations center, operating and engineering staff and our sales, marketing and other administrative personnel.

We currently own and operate a teleport in Bristow, Virginia (the Washington Mediaport). Prior to our sale of New Skies Networks Pty Ltd., we also owned and operated teleports in Perth, Western Australia and Adelaide, South Australia.

We lease office space, either directly or through a local operating subsidiary, for regional sales or liaison offices in North America (Washington, D.C.), South America (Sao Paulo), Asia (Singapore), India (New Delhi) and Australia (Sydney).

See also “ Item 1—Description of Business—Satellite Operations and Related Facilities” and “ Item 1—Description of Business—Network Operations Facilities.”

Legal Proceedings

We are often engaged in proceedings before national telecommunications regulatory authorities. See “ Item 1—Description of Business—Government Regulation.” In addition, we also may become involved from time to time in other legal proceedings arising in the normal course of our business. We are not currently engaged in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Environmental Matters

We are subject to various laws and regulations relating to the protection of the environment and human health and safety (including those governing the management, storage and disposal of hazardous materials). Some of our operations require continuous power supply, and, as a result, current and past operations at our teleport and other technical facilities include fuel storage and batteries for back-up generators. As an owner or operator of property and in connection with current and historical operations at some of our sites, we could incur significant costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or liabilities under environmental laws and regulations.

Competition

We are one of four global satellite operators. We compete against other global, regional and national satellite operators and, to a lesser extent, with suppliers of ground-based communications capacity. We believe that we combine the technical and financial strength of an experienced operator with the agility and resourcefulness of an entrepreneurial company to provide commercially attractive, high quality services to our customers.

The other three global FSS satellite operators are Intelsat, Ltd., PanAmSat and SES Global (through its affiliates). On December 14, 2005, SES Global and we announced that we had entered into a binding agreement pursuant to which SES Global will acquire 100% of us by way of a merger under Bermuda law. See “Item 1—Description of Business—Our Acquisition by SES Global.”  In August 2005, Intelsat, Ltd. and PanAmSat announced that they had signed a definitive merger agreement. See “Item 1—Description of Business—Competition—Satellite Operators.”

In addition to the global operators, we compete with a number of nationally or regionally focused satellite operators in each region of the world, such as Eutelsat in Europe, some of which are larger than we currently are. Several of our many competitors whose operations are principally regional may expand their operations through acquisitions and alliances in an effort to become global operators or may be acquired by another regional or global operator.

All of the other global satellite operators, as well as Eutelsat, are substantially larger than we are in terms of both the number of satellites they have in orbit as well as in terms of their revenues. Due to their larger sizes, these operators are able to take advantage of greater economies of scale, may be more attractive to customers, and can (depending on the specific satellite and orbital location in question) have greater flexibility to restore service to their customers in the event of a partial or total satellite failure. In addition, their larger sizes can enable them to devote more resources, both human and financial, to sales, operations, product development, and strategic alliances and acquisitions.

Some of the other satellite operators against which we compete are owned by a governmental entity or have a privileged status within their home market. See “Item 1—Description of Business—Government Regulation.”

Providers of ground-based services, in particular fiber optic cable operators, may provide an alternative to satellite capacity, principally on point-to-point long-distance routes, especially transoceanic routes. The growth in this capacity, particularly across the Atlantic and Pacific Oceans, and the reduction in prices of this capacity have led some services between major city hubs, including most voice and data traffic and some video traffic, to migrate from satellite to fiber optic capacity. However, satellites are expected to remain competitive for signals that need to be transmitted beyond the main termination points of the fiber optic cables. Satellite capacity is also competitive in parts of the world where providing fiber optic cable capacity is not yet cost-effective. Satellites also remain the medium of choice for broadcast and multicast or point-to-multipoint applications.

Satellite operators

We compete primarily against two other global FSS operators—Intelsat, Ltd. and PanAmSat—one regional operator, Eutelsat, and, to a limited extent, regional affiliates of SES Global.

Intelsat, Ltd. Intelsat, Ltd. is the successor of INTELSAT. Until 2002, INTELSAT was an intergovernmental organization, owned by governments, national post, telephone and telegraph carriers and quasi-governmental entities. For much of its history, INTELSAT had a monopoly on the transmission of all satellite-based telephone traffic over many international routes. As a result of INTELSAT’s history, Intelsat, Ltd.’s business today includes a large amount of traditional telephone and other carrier-based services. In August 2004, Intelsat, Ltd. and Zeus Holdings, a company formed by a consortium of private investment funds advised by Apax Partners, Apollo Management, Madison Dearborn and Permira, entered into an agreement to acquire Intelsat, Ltd. This transaction closed in January 2005. In August 2005, Intelsat Ltd. announced that it and PanAmSat had signed a definitive merger agreement under which it will acquire PanAmSat for $25.00 per share in cash, or $3.2 billion. PanAmSat’s shareholders approved the merger in October 2005. The transaction is conditioned upon customary closing conditions and clearances from relevant regulatory agencies, including the appropriate U.S. government antitrust authorities and the Federal Communications Commission. In the fourth quarter of 2005, Intelsat stated that it expects to complete the merger in the second or third quarter of 2006. Intelsat, Ltd. operates 28 satellites. If the Intelsat-PanAmSat transaction closes, the combined entity will operate 53 satellites.

PanAmSat. PanAmSat began in the 1980s by focusing on video services in Latin America, and in 1997 merged with a U.S. domestic carrier, Hughes Galaxy. In April and May 2004, affiliates of Kohlberg Kravis Roberts & Co. L.P., The Carlyle Group and Providence Equity Partners, Inc. agreed to enter into a series of transactions to acquire PanAmSat. These transactions were concluded in August 2004. In August 2005, Intelsat Ltd. announced that it and PanAmSat had signed a definitive merger agreement, as discussed in the previous paragraph. PanAmSat currently has a fleet of 25 satellites in orbit. Its core markets are the North and South American video broadcasting markets, with approximately half of its satellites focused on this region, and it has also built a strong presence in the Asian and African video broadcasting markets.

Eutelsat. Eutelsat S.A. is the privatized entity of a former intergovernmental satellite operator. Eutelsat operates 19 satellites of its own and another three through joint ventures and partnerships. Eutelsat’s core business is the provision of video distribution services to the European market, although in recent years it has been expanding its operations to include new markets.

SES Global. SES Global, a Luxembourg company, wholly owns two market-leading satellite operators, SES Astra in Europe and SES Americom in the United States. SES Global also holds strategic participations in AsiaSat in Asia, Star One in Latin America, and SES Sirius in Europe. Americom Government Services, a subsidiary of SES Americom, provides network solutions and bandwidth to the U.S. government and its contractors. The company operates a fleet of 39 satellites, including 30 satellites of its own and another 9 through its joint ventures and partnerships. On the whole, the coverage areas of our respective fleets do not overlap. For example, we do not compete against SES Global’s core DTH consumer video services in Europe (provided through its subsidiary SES Astra) or in its cable distribution business in the United States (provided by its subsidiary SES Americom). On December 14, 2005, SES Global and we announced that we had entered into a binding agreement pursuant to which SES Global will acquire 100% of us by way of a merger under Bermuda law. See “Item 1—Description of Business—Our Acquisition by SES Global.”

Regional and domestic providers. We compete against a number of additional entities, which operate regional satellite systems. These entities include, among others:

•                  Arabsat in the Middle East;

•                  Europe*Star, which is owned by PanAmSat, in Europe, Africa, the Middle East and on trans-Atlantic routes;

•                  Indian Satellite Research Organization (ISRO) in India;

•                  Measat, AsiaSat, APT Satellite and Shin Satellite in Asia;

•                  RSCC and Gazkom in CIS/Central Asia; and

•                  SatMex and, to a limited extent, the SES Global affiliates Star One and Nahuelsat in Latin America.

These entities are active in regions in which we provide facilities and services. A number of other countries have domestic satellite systems that we also compete against to some extent, although most of our business is international in scope.

Proposed satellite systems

Other companies and government entities have announced plans to operate regional or transoceanic satellite systems. The international satellite communications industry, however, imposes significant barriers to entry. The construction and launch of a satellite comparable to our newest satellites usually takes approximately two or more years and costs approximately $250 million to $300 million. In addition, there are a limited number of orbital positions and frequencies that can be coordinated for use through the International Telecommunication Union (the “ITU”). The operation of an international satellite communications system also requires approvals from national telecommunications authorities. While the trend around the world has been to liberalize these regulatory requirements, at present obtaining the necessary authorizations involves significant time, expense and expertise. In addition, in certain countries (including India, Russia, Kazakhstan, Thailand and Venezuela), the government has granted, enforces or plans to enforce as a practical matter a preference for the existing or, in the case of Kazakhstan and Venezuela, planned national satellite operators. See “Item 1—Description of Business—Government Regulation.”

Resellers

We also compete against service providers that offer business communications and other satellite-based services reselling satellite capacity provided by other operators. Certain service providers also use leased satellite capacity to provide limited services to broadcasters, primarily for ad hoc applications. We also compete in some ways with local post, telephone and telegraph agencies that provide local connection services over the “last mile” between transmissions from major service providers to end user customers.

Fiber optic cables

The primary use of high-capacity ground-based networks, including in particular fiber optic cables, is carrying high-volume communications traffic from point to point. Satellite companies generally are able to address this market only in regions where fiber optic cables or other high-bandwidth ground-based networks have not been deployed. Based on current trends, we expect transcontinental fiber optic cables will carry audio and video signals, IP and other data traffic. Fiber optic cables are not yet, however, sufficiently available in many parts of the world for point-to-multipoint broadcast applications. Fiber optic cables are not readily usable for the transmission of ad hoc events occurring at locations that are remote from a fiber optic connection. Those sorts of events require the use of short-term satellite capacity and transportable uplink ground stations.

Government Regulation

The international communications environment is highly regulated. As an operator of a private international satellite system based in The Netherlands, we are subject to three basic types of regulation.

First, we are subject to the regulatory authority of the government of The Netherlands, from which we receive the rights to use the orbital locations and radio frequencies used by our satellites.

Second, we are subject to the national communications authorities of the countries in which we operate. In order to provide services to, from or within a country, we must comply with that country’s “market access” rules. This has required us, in some instances, to obtain governmental permissions to provide transponder capacity and other services to customers in those countries. We believe we have benefited from the pro-competitive trends informing national regulatory policies. Under the Agreement on Basic Telecommunications Services, for example, a number of countries that are members of the World Trade Organization committed to open their markets to satellite operators established in other member countries. Certain other countries, however, continue to have laws and regulations that may impede or prohibit foreign service providers from entering their markets. These laws and regulations may affect our ability to use frequencies and to provide satellite capacity and some or all satellite-based services in specific regions, or to particular types of customers in a given jurisdiction. In addition, the laws, regulations, policies and practices of some countries, including in some high-growth markets such as India, Kazakhstan and Nigeria and other countries, such as, Russia, Thailand and Venezuela, may make it harder for us to compete against an existing or, in the case of Venezuela and Nigeria, planned domestic or regional satellite system from that country by making our ability to provide services in that country subject, in certain cases, to governmental approvals and to a preference (or potential preference, in the case of planned systems) for the country’s national satellite operator. In India, a national operator, ISRO, currently operates a satellite system that competes with our system; in Kazakhstan, a national operator, KazSat, plans to launch a satellite in 2006; and in Nigeria, a national operator plans to launch a satellite in 2007. Competition from ISRO and Indian government policies have made it more difficult for us to sell certain services, especially Ku-band services in India, and to renew services we currently are providing, and we expect that this trend will continue. In Kazakhstan, we anticipate that it will be more difficult to sell certain services, especially Ku-band services, and to renew services we are currently providing, and that we may face terminations of existing services as a result of a governmental directive stating that certain services must be moved to the KazSat satellite following its launch. Kazakhstan and Russia are not members of the World Trade Organization (WTO) and thus do not have any enforceable market access commitments. We will need to continue devoting time and resources to our market access efforts, and will have to continue to comply with laws and regulations, including amended laws and regulations, in the countries in which we provide service.

Finally, we are subject to regulations promulgated by the ITU. There are a limited number of orbital locations in space from which one can operate the type of satellites that we operate. Rights to make use of these orbital locations and the frequencies over which commercial satellites transmit are regulated by the ITU.

Our team of regulatory professionals prioritizes its continuing efforts by the magnitude of business opportunities in each market. Our fleet provides services in the majority of the world’s markets, and we believe that we have obtained all necessary authorizations, permits and licenses for the conduct of our business as a whole.

Regulation in The Netherlands

The Ministry of Economic Affairs, Directorate-General for Energy and Telecom (“DGET”) is the governmental body in The Netherlands with primary authority over satellite carriers. The primary source of regulation with respect to telecommunications services providers is the Telecommunications Act. This act requires operators to have a license to use frequencies within the territory of The Netherlands. We are not required under Dutch law to have a license for the use of frequencies in space, such as the operation of our satellites at the specific orbital locations and upon the frequencies assigned to us, although we have obtained an authorization from the Dutch government allowing us to use such locations and frequencies. We are not required to have a license in The Netherlands to operate a telecommunications network or services, although registration is required with the Dutch independent telecommunications regulatory agency. The Netherlands government is considering developing a new law regarding space launching and operations activities to comply with its international treaty obligations and establishing a formal licensing regime for our launch and operations functions. Under the current draft of the law, which has not yet been finalized or enacted, our space launching and operations activities would become subject to a mandatory license that would require us to obtain and maintain third party liability insurance, with the Netherlands state as a named insured, in an amount to be determined by the Minister for Economic Affairs.

The government of The Netherlands has registered our satellites with the ITU. Accordingly, the government of The Netherlands remains responsible internationally for resolving any allegations that our satellites are causing harmful interference to other registered wireless systems. Thus, although Dutch law presently provides no specific framework for satellite licenses, we work closely with DGET to ensure that we comply with ITU regulations and any other obligations resulting from international telecommunications agreements or treaties to which The Netherlands is a signatory.

Other national telecommunications authorities

Regulation in the United States

Regulation of satellite use. The Federal Communications Commission (“FCC”) is the governmental agency in the United States with primary authority over all satellite operators that want to access that market. In the case of non-U.S. licensed satellite operators, such as ourselves, the FCC does not generally grant any licenses directly to the satellite operator. Instead, the FCC regulates the ability of ground stations in the United States to communicate with the satellites operated by the non-U.S. company. The FCC also maintains a list of non-U.S. licensed satellites with which U.S.-licensed earth stations are authorized to communicate (the “Permitted Space Station List”). In March 2001, the FCC granted our request for full authority to serve customers in the U.S. market. The FCC also added our NSS-513 (now retired), NSS-5 and NSS-806 satellites to the Permitted Space Station List with conditions. The conditions applicable to these satellites prohibit us from providing DTH services in the United States, grant us certain technical waivers and require us to take certain actions to prohibit harmful interference to other satellite operators. In May 2002, the FCC granted our request to serve customers in the U.S. market using our NSS-7 satellite and also added this satellite to the Permitted Space Station List with conditions. The conditions applicable to this satellite prohibit us from providing DTH services in the United States, grant us certain technical waivers and require us to maintain compliance with coordination agreements. In connection with our Acquisition by the investment funds, the FCC substituted New Skies Satellites B.V. for New Skies Satellites N.V. on the Permitted Space Station List. Pursuant to the rules of the FCC, immediately following the consummation of the NSS IPO, we filed an application with the FCC notifying the agency of the changes in ownership of our Permitted Space Station List satellites resulting from the Restructuring and the issue and sale of the common stock offered in the NSS IPO. The FCC subsequently determined that these changes did not warrant an adverse revision in the Permitted Space Station List status of our satellites. As a non-U.S. company active in the U.S. communications market, our FCC authorizations and licenses are subject to certain commitments made to agencies of the U.S. executive branch and incorporated in our FCC authorizations and licenses. Before the control of our FCC licenses and authorizations may be transferred to SES Global, the FCC must review and approve the transaction with SES Global. On January 6, 2006, we filed the necessary applications with the FCC. See “Item 1—Description of Business—Government Regulation—Regulatory Approvals and Notifications in Association with the Restructuring and the SES Transaction”.

Regulation of earth stations. The FCC is also the governmental agency in the United States with primary authority over the operation of earth stations in the United States. We hold six non-common carrier earth station licenses associated with our ground-facilities in the United States. On January 6, 2006, we filed an application with the FCC seeking its consent to transfer control of our U.S. subsidiary holding the earth station licenses to SES Global.

Export license requirements. U.S. export laws govern the export and re-export of U.S. origin products in the possession of U.S. and non-U.S. persons. U.S. companies and companies located in the United States must comply with U.S. export control laws in connection with their provision to us of certain products, data, software, documentation and services relating to our satellites and satellite-related terrestrial facilities. Since we are a non-U.S. company, the exporter must obtain from the United States government certain export licenses and other approvals, including new or amended licenses with respect to each new satellite we may procure in the future from U.S. entities, and both we and the exporter must comply with the export laws and with the terms of all such licenses and other approvals.

U.S. companies and companies located in the United States must comply with U.S. export control laws in connection with any information, products, or materials that they provide to us relating to satellites, associated equipment and data and with the provision of related services. If these entities cannot or do not obtain the necessary export or re-export authorizations from the United States government, we must obtain such authorizations ourselves. It is possible that, in the future, they and we may not be able to obtain and maintain the necessary authorizations, or existing authorizations could be revoked.

If our manufacturers and we cannot obtain and maintain the necessary authorizations, this failure could adversely affect our ability to:

•                  procure new U.S.-manufactured satellites;

•                  control our existing satellites;

•                  acquire launch services;

•                  obtain insurance and pursue our rights under insurance policies; or

•                  conduct our satellite-related operations.

We must obtain certain U.S. government authorization pursuant to International Traffic in Arms Regulations (“ITAR”) in order to consummate the SES Transaction. See “Item 1—Description of Business—Government Regulation—Regulatory Approvals and Notifications in Association with the Restructuring and the SES Transaction.”  On January 12 and January 27, 2006, we filed with the U.S. Department of State the notifications and applications that are required for the closing of the SES Transaction. We anticipate that we and our U.S. suppliers will file certain additional notices and requests relating to implementation of the SES Transaction following the closing.

We must comply with Dutch and E.U. embargo laws. In addition, some of our subsidiaries, employees and services are subject to the embargo laws of other jurisdictions, including the United States. This may adversely affect our ability to provide satellite-based services to entities in countries subject to an embargo.

In addition, if we do not properly manage our internal compliance processes and were to violate U.S. export laws, the terms of an export authorization, or embargo laws, the violation could make it more difficult, or even impossible, to maintain or obtain licenses and could result in civil or criminal penalties.

Regulation by other governmental authorities

In many of the other countries that our satellites can serve, we are subject to national communications and/or broadcasting laws. While these laws vary from country to country and are subject to periodic revision, national telecommunications regulatory authorities outside of the Americas generally have not required us to obtain licenses or regulatory authorizations in order to provide transponder capacity to authorized entities.

Many countries have liberalized their national communications market and allow authorized communications providers to own their own transmission facilities and purchase satellite capacity without restriction. In these environments, we may provide services through one or many authorized carriers or to customers further down the distribution chain.

Other countries, however, have maintained strict monopoly regimes or have regulated the provision of services within their borders. In some cases, we must establish a local legal entity or representative through which to do business, and/or obtain specialized governmental licenses, concessions or permits. In other countries, we must operate pursuant to a bilateral or multilateral agreement permitting such operations. In other countries, some or all customers may be required to access our services through one or a small number of designated entities, which in some cases are government-owned. In order to provide services in these environments, we may need to negotiate an operating agreement with the designated entity(ies) that describes the types of services offered by each party, the contractual terms for service and each party’s rates. Depending on the national regulatory requirements, these operating agreements may require that customers obtain all services, including both ground-based services and our satellite transmission services, through the monopoly authority alone at a pre-arranged markup, or may allow customers to own and operate their own ground-based facilities but require them to purchase our satellite transmission services through the designated entity at a rate reflecting the pre-arranged markup.

Some countries are considering imposing fees on entities that use radio spectrum for wireless services, including satellite services. These fees could be imposed on either us or on our users. Depending on the size of the fees and the extent to which they are imposed equitably on all competing services, such fees could affect our profitability and, potentially, our competitive position vis-à-vis other services.

Notwithstanding the wide variety of regulatory regimes existing in the countries where we currently provide service, we believe that we comply in all material respects with applicable laws and regulations governing the conduct of our business as a whole.

International Telecommunication Union

The ITU is responsible for overseeing the use by different countries of the limited number of orbital locations and radio spectrum available for use by commercial communications satellites. The ITU’s rules set forth the processes that governments must follow to gain rights to use orbital locations and the obligations and restrictions that govern such use. These rules include, for example, a “first in time, first in right” system for allocating most orbital locations and time limits for placing orbital locations into use.

In accordance with the ITU’s rules, the Dutch government has rights to use certain orbital locations and frequencies. The Dutch government has authorized us to use certain frequencies at one orbital location in addition to those used by our current satellites, and has granted us certain other rights relating to additional orbital locations and frequencies. Under the ITU’s rules, we must begin using these orbital locations and frequencies within a fixed period of time, or we will lose our priority rights and the location and frequencies likely would become available for use by another satellite operator. For several orbital locations at which we had first-priority rights, the deadline for placing the orbital locations into use was December 2005. We entered into agreements with respect to the majority of these slots, as discussed below.

The ITU’s rules also govern the process used by satellite operators to coordinate their operations with other nearby satellites, so as to avoid harmful interference. Under current international practice, satellite systems are entitled to protection from harmful radio frequency interference from other satellite systems and other transmitters in the same frequency band only if the authorizing nation of the operator registers the orbital location, frequency and use of the satellite system on the ITU’s Master International Frequency Register. Nations are required to register their proposed use of orbital positions with the Radiocommunications Bureau of the ITU. This ensures that there is an orderly process to accommodate each country’s orbital position needs. After a nation has advised the Radiocommunications Bureau that it desires to use a given frequency at a given orbital position, other nations notify that nation of any use or intended use that would conflict with the original proposal. These nations are then obligated to negotiate with each other in an effort to coordinate the proposed uses and resolve interference concerns. If the countries resolve all issues, the member governments are formally notified and the frequency use is registered. Following that notification, the registered satellite networks are entitled under international law to interference protection from subsequent or nonconforming uses. A nation is not entitled to invoke the protections in the ITU’s rules against harmful interference if that nation decided to operate a satellite at the relevant orbital location without completing the coordination process.

Under the ITU’s rules, a country that places a satellite or any ground station into operation without completing coordination and notification:

•                  would have to respond to complaints related to interference;

•                  would not be entitled to seek the assistance of the Radiocommunications Bureau in resolving complaints relating to interference;

•                  would be vulnerable to interference from other systems; and

•                  might have to alter the operating parameters of its satellite if the ITU found that the satellite caused harmful interference to other users already entered on the International Frequency Registry.

The Radio Regulations Board, however, has no effective mechanism to resolve disputes regarding coordination or to enforce its rules regarding the use of frequencies and orbital locations.

Because only nations have full standing as ITU members, we must rely on the government of The Netherlands to represent our interests there, including filing and coordinating our orbital positions with the ITU and with the national administrations of other countries, obtaining new orbital positions, and resolving disputes related to the ITU’s rules and procedures.

In 2004 and 2005, we entered into coordination agreements with respect to three of our unused orbital locations. In July 2005, we reached an agreement with affiliates of SES Global under which we agreed not to bring a fixed satellite service satellite into use at our 125o west longitude orbital location in order to ensure that SES Global will be able to operate its own satellite at this orbital location without interference. In return, SES Global made a one-time payment to us of $9.5 million in August of 2005. In March 2005, we reached an agreement with affiliates of SES Global under which we agreed not to bring a satellite into use at our 105o west longitude orbital location in order to ensure that SES Global will be able to operate a satellite at its 105o west longitude orbital location without interference. In return, SES Global made a one-time payment to us of $10.0 million. Both parties also committed to negotiate resolution of long-standing issues regarding satellite operations in the Atlantic Ocean region. In 2004, we reached an agreement with Intelsat LLC resolving certain longstanding frequency coordination matters in connection with which we received a one-time payment of $32.0 million.

Regulatory Approvals and Notifications in Association with the Restructuring and the SES Transaction

In order to effectuate the Restructuring, it was necessary to obtain approvals from or provide notification to certain regulatory entities. We obtained all material approvals prior to the consummation of the NSS IPO and, following the NSS IPO, from the FCC.

The completion of the SES Transaction depends on the following regulatory approvals:

•                  Receipt of all FCC approvals required in connection with the SES Transaction;

•                  Receipt of the determination not to take action (or expiration of the applicable period for review) by the Committee on Foreign Investment in the United States (CFIUS) pursuant to a filing under Section 721 of the Defense Production Act of 1950;

•                  The expiration or termination of all waiting periods applicable to the consummation of the SES Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•                  Completion of all requisite filings and receipt of any necessary consents from the U.S. Department of State pursuant to the International Traffic in Arms Regulations in connection with the SES Transaction; and

•                  Receipt of all approvals required by regulatory bodies in Germany in connection with the SES Transaction.

No objections to the SES Transaction were received at the FCC during the public consultation period, which ended February 21, 2006. Accordingly, we expect the FCC to act positively on our applications. We and SES filed with CFIUS on February 24, 2006 in relation to the SES Transaction. CFIUS will make a decision by March 27, 2006 whether there are U.S. national security interests sufficient to warrant further review. On February 3, 2006, we and SES were granted early termination of the applicable waiting period required under the parties’ Hart-Scott-Rodino filings; the review by the U.S. Department of Justice is now completed and the parties are free to close the SES Transaction without any further clearance by that agency. We have filed all necessary requests relating to the closing with the U.S. Department of State and are awaiting final action by the Department. On February 8, 2006 we received a notice of non-objection to the SES Transaction from the German Federal Cartel Office. We anticipate that the SES Transaction will close in the second quarter of 2006, although the timing of the closing depends upon the receipt of necessary approvals and could occur earlier or later.

ITEM 1A. RISK FACTORS

An investment in our common stock involves risks. You should carefully consider the risks described below, together with the other information in this annual report, before you make a decision to purchase or sell our common stock.

Risks Relating to the SES Transaction

Our pending acquisition by SES Global may be delayed or may not occur at all, which could negatively affect the market price of our common stock and our ongoing operations.

The completion of our pending acquisition by SES Global is dependent on, among other things, receipt of regulatory approvals, the timing of which cannot be predicted with precision and which may not be received at all, as well as the continued truth and correctness as of the closing date of certain representations and warranties that we made in the transaction agreement, our compliance with certain covenants and agreements that we made in the transaction agreement, and there not having occurred a Total Loss (as defined in the transaction agreement) of any of our satellites. Delays in the timing of the acquisition could significantly impact our operating performance, retention of key employees, maintenance of an effective system of internal controls over financial reporting, and competiveness. Furthermore, if regulatory approval of the amalgamation is not obtained or if other conditions to the closing are not satisfied, we may not be able to close the SES Transaction. This could adversely affect the market price of our shares, adversely affect customer confidence or our competitive position, and have an adverse impact on our financial position, results of operations, funding and other liquidity resources and retention of key employees. See “Item 1—Description of Business—Our Acquisition by SES Global” for a description of our pending acquisition by SES Global.

As part of our agreement with SES Global, we agreed to terminate our quarterly dividend program effective January 1, 2006. Even if the SES Transaction is not consummated, you may not receive any dividends. The reduction or elimination of dividends could negatively affect the market price of our common stock.

At the time of the NSS IPO, our board of directors adopted a dividend policy, effective upon the closing of the NSS IPO, which reflected an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our shareholders. In the transaction agreement that we entered into with SES Global, we agreed to terminate our quarterly dividend program effective January 1, 2006. Consistent with the terms of the transaction agreement, on December 19, 2005 we declared a regular quarterly cash dividend of $0.463125 per share in respect of the fourth quarter of fiscal year 2005.

Even if the transaction agreement between SES Global and us were to be terminated, we may not elect to resume paying quarterly dividends. Dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, we are a holding company and conduct all of our operations through our subsidiaries. As a result, we rely on dividends and other payments or distributions from New Skies Satellites B.V. and our other subsidiaries to pay dividends on our common stock and our other obligations, if any. New Skies Satellites B.V. is subject to certain restrictions on payment of dividends under the senior secured credit facilities and the indentures governing the notes that, if triggered, may impair our ability to pay dividends. Restrictions under the laws of The Netherlands, Bermuda, Luxembourg and Ireland may also limit the ability of our subsidiaries to make dividend or other payments to us and, consequently, our ability to make dividend payments.

If the SES Transaction does not close and we do not resume paying dividends, the market price of our common stock would likely be lower than it was prior to the announcement of the SES Transaction. If we were to resume paying dividends, our payment of dividends could adversely affect our ability to finance any material expansion of our business or to fund our operations.

Risks Relating to Our Indebtedness

Our operating subsidiary, New Skies Satellites B.V., has a substantial amount of indebtedness. If the SES Transaction is not consummated, this indebtedness may adversely affect our cash flow and our ability to operate our business, support any future dividend policy, comply with our subsidiary’s debt covenants and repay our subsidiary’s indebtedness.

As of December 31, 2005, New Skies Satellites B.V. had outstanding indebtedness of $438.6 million and availability of $125 million (excluding standby letters of credit of $2.0 million) under its revolving credit facility. If the SES Transaction is not consummated and we remain an independent entity, the substantial indebtedness of New Skies Satellites B.V. could have important consequences to you. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to the indebtedness of New Skies Satellites B.V., and any failure to comply with the obligations of any of the debt instruments of New Skies Satellites B.V., including financial and other restrictive covenants, could result in an event of default under the indentures governing the notes and the agreements governing such other indebtedness, which could lead to, among other things, cross default and acceleration of our indebtedness;

•                  require New Skies Satellites B.V. to dedicate a substantial portion of its cash flow to pay principal and interest on its debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•                  limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•                  make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes; and

•                  place us at a disadvantage compared to our competitors who have less debt.

Any of the above listed factors could materially and adversely affect our business and results of operations. Furthermore, the interest expense of New Skies Satellites B.V. could increase if interest rates increase because the entire amount of debt under the senior floating rate notes and the senior secured credit facilities bears interest at floating rates. Based on the outstanding floating rate indebtedness as of December 31, 2005, a 1% increase in the average interest rate would increase future interest expense by approximately $3.1 million per year. If New Skies Satellites B.V. does not have sufficient earnings to service its debt, it may be required to refinance all or part of its existing debt, sell assets, borrow more money or sell securities, which it may not be able to do.

If the SES Transaction is not consummated and we remain an independent entity, we will be able to incur significant additional indebtedness in the future. Although the indentures governing the notes and the credit agreement governing the senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our anticipated debt levels, the related risks that we now face, including those described above, could intensify.

If the SES Transaction is not consummated, we will require a significant amount of cash to service New Skies Satellites B.V.’s indebtedness. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our subsidiary’s debt service obligations could harm our business, financial condition and results of operations.

At December 31, 2005, our subsidiary’s payment obligations with respect to its indebtedness (excluding satellite performance incentives) consisted of approximately $438.6 million of principal payments. For the year ended December 31, 2005, our subsidiary made approximately $39.9 million of cash interest payments.

If the SES Transaction does not close and we remain an independent entity, our subsidiary’s ability to pay interest on and principal of the notes and to satisfy its other debt obligations principally will depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. If New Skies Satellites B.V. does not generate sufficient cash flow provided by operating activities to satisfy its debt service obligations, it may have to undertake alternative financing plans, such as refinancing or restructuring its indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Its ability to restructure or refinance such debt will depend on the capital markets and our financial condition at such time. Any refinancing of our subsidiary’s debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments, including the senior secured credit facilities and the indentures governing the notes, may restrict us from adopting some of these alternatives. Furthermore, the investment funds do not have any obligation to provide us with debt or equity financing in the future. Our subsidiary’s inability to generate sufficient cash flow to satisfy its debt service obligations, or to refinance its obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial position, results of operations and cash flows, as well as on our subsidiary’s ability to satisfy its obligations in respect of the notes and the senior secured credit facilities.

If the SES Transaction does not close, the terms of the senior secured credit facilities and the indentures governing the notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The senior secured credit facilities and the indentures governing the notes contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. The senior secured credit facilities include financial covenants, including requirements that New Skies Satellites B.V.:

•                  maintain a minimum interest coverage ratio; and

•                  not exceed a maximum total leverage ratio.

In addition, the senior secured credit facilities limit the ability of New Skies Satellites B.V. to make capital expenditures and require that New Skies Satellites B.V. use proceeds of certain asset sales that are not invested in our business to repay indebtedness under the senior secured credit facilities.

The senior secured credit facilities also include covenants restricting, among other things, the ability of New Skies Satellites B.V. to:

•                  incur liens;

•                  incur additional debt (including guarantees);

•                  pay dividends, or make redemptions and repurchases, with respect to capital stock;

•                  prepay, or make redemptions and repurchases, of subordinated debt;

•                  make loans and investments;

•                  reduce its insurance coverage;

•                  engage in mergers, consolidations, acquisitions, disposition of assets and sale/leaseback transactions;

•                  change the business conducted by it; and

•                  amend the terms of subordinated debt.

 The indentures relating to the notes contain numerous covenants including, among other things, restrictions on the ability of New Skies Satellites B.V. to:

•                  incur additional debt or issue preferred stock;

•                  pay dividends or make distributions on capital stock or repurchase capital stock;

•                  make certain investments;

•                  create liens on assets to secure debt;

•                  enter into transactions with affiliates;

•                  merge or consolidate with another company; and

•                  transfer and sell assets.

If the SES Transaction is not consummated and we remain an independent entity, the operating and financial restrictions and covenants in any future financing agreements may adversely affect our ability to finance future operations or capital needs or engage in other business activities. A breach of any of the restrictive covenants in the senior secured credit facilities could result in a default under the senior secured credit facilities. If any such default occurs, the lenders under the senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under the notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If our subsidiary is unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under the senior secured credit facilities were to be accelerated, our subsidiary’s assets may not be sufficient to repay such debt in full or to repay the notes and our subsidiary’s other debt.

Risks Relating to Our Business

We may experience satellite equipment failures that impair the commercial performance of our satellites, which could adversely affect our business, financial condition, profitability and capital requirements and, in the case of a total loss of a satellite, could cause the SES Transaction not to close.

During and after their launch, satellites are subject to in-orbit equipment failures, malfunctions, and other kinds of problems, which we refer to collectively as “anomalies.” Satellite anomalies include, for example, circuit failures, transponder failures, solar array failures, battery cell and other power system failures, satellite control system failures and propulsion system failures. Generally speaking, satellites include certain back-up (or redundant) components that can be placed into service if the primary component suffers an anomaly. In certain cases, however, a redundant component may not be available, in which case the anomaly could degrade commercial performance, reduce transmission capacity, shorten the commercial life of the affected satellite(s), or otherwise limit a satellite’s revenue generating ability.

We anticipate that NSS-5, NSS-6, NSS-7, NSS-703, NSS-806 and, assuming a successful launch, NSS-8, will have commercial lives in excess of 12 years from their respective launch dates. It is possible, however, that their commercial lives will be shorter than anticipated. A number of factors will affect the commercial lives of our satellites, including:

•      the amount of propellant used in maintaining the satellite’s orbital position or relocating the satellite to a new orbital position (and, for newly-launched satellites, the amount of propellant used during orbit raising following launch);

•      the durability and quality of their construction;

•      the performance of their components; and

•      operational considerations, including operational failures.

Various anomalies have affected the performance of individual units or systems on our satellites or have reduced or eliminated the number of spare or redundant components or systems. In some cases, this has reduced the satellite’s power or available capacity. In others, the anomaly has affected our operations or created a condition that may affect our operations in the future. In one case, the anomaly has affected a potentially critical component, one of two duplicate power subsystem units (called a low voltage bus converter) on NSS-5. In addition to anomalies suffered by our satellites, some satellites that are similar to our satellites have suffered serious anomalies. See “Item 1—Description of Business – Our Satellites.”  The NSS-5 low voltage bus converter anomaly and the failures suffered by certain satellites that are similar to our NSS-5 and NSS-806 satellites have led, and other anomalies in the future may lead, our insurers to place material limitations or exclusions in the applicable insurance policy or policies.

Like many other satellites, it is likely that our satellites will suffer additional anomalies in the future. Some of these anomalies may affect transponders or other key components, or units that are critical to the satellite’s continued operation. In these cases, we may not be able to reconfigure the affected component or unit to allow for its continued operation, or to restore normal operations by using redundant components or units on the satellite. Where service cannot be restored, the failure could cause the satellite to have less capacity available for sale, to suffer a performance degradation, or to cease operating prematurely, either in whole or in part. We do not currently operate any of our satellites as back-up or spare capacity for our other satellites.

Our satellites may suffer from other problems, such as a loss of propellant, greater than anticipated use of propellant during launch, or malfunctions that could reduce their commercial lives. Acts of war, magnetic, electrostatic or solar storms, space debris or micrometeoroids could also damage our satellites.

Any full or partial failure of one of our satellites could cause our revenues and backlog to decline and adversely affect our ability to market our capacity and generate future revenues. In addition, an anomaly that has a serious adverse effect on a satellite’s overall performance or anticipated future commercial life could require us to reduce the satellite’s book value and could cause us to have to expedite our planned replacement program. This, in turn, likely would adversely affect our profitability, our financing needs, and our ability to use available funds for other purposes, including our ability to pay dividends. Anomalies may also cause insurers to include additional exclusions in our insurance policies when they come up for renewal. See “Item 1A–Risk Factors—Risks Relating to Our Business—Insurance expenses may increase, or insurance may become unavailable, or we may decide to employ other strategies for mitigating the risk of a satellite failure.”   Finally, a total loss of a satellite could cause

the SES Transaction not to close. See “Item 1A—Risk Factors— Risks Relating to Our Business—Our pending acquisition by SES Global may be delayed or may not occur at all.”

A significant launch delay or launch failure could affect our ability to satisfy demand for our services and to generate and grow future revenues, which would adversely affect our business, financial condition and results of operations.

The launch of any future satellite may not take place as scheduled. Delays in launching satellites are common and can result from construction delays, the unavailability of the launch vehicle when construction has been completed and other factors. We also may experience delays in achieving operational service after launch.

We currently have one satellite, NSS-8, under construction. NSS-8 is being built by Boeing Satellite Systems International, Inc., or Boeing. Boeing currently projects that NSS-8 will be launched in the fourth quarter of 2006 and will be available to enter commercial service approximately 90 days following launch. All of the available launch slots prior to the scheduled NSS-8 launch on the launch vehicle to be used for NSS-8 have been booked. As a result, there is no margin in the launch provider’s schedule that could absorb any delays that may occur, and a material delay in any of the earlier launches could result in a delay of NSS-8’s launch.

We intend to use NSS-8 to replace our NSS-703 satellite. NSS-703, which we anticipate will continue in commercial operation until approximately 2009, will then be relocated to a different orbital location. NSS-8 and NSS-703 are not technically identical and we anticipate that the process of transitioning traffic from NSS-703 to NSS-8 will take several months. During the transition and during the relocation of NSS-703 following the transition, we will begin to incur depreciation charges on NSS-8 but will not yet be able to exploit fully the capacity on the two satellites, which may affect our revenues and profitability. In addition, NSS-703 is an older satellite than others serving the region, and it therefore has less power available than several of our competitors’ satellites. NSS-8 will have greater capacity than NSS-703, as well as other technical characteristics that, we believe, will make it more attractive to customers than NSS-703. As a result, existing and future delays in NSS-8’s launch or any event that causes NSS-8 not to be placed into service (whether due to a significant further construction or launch delay, a launch failure or any other reason), may make it more difficult for us to compete in the geographic region that NSS-703 currently serves. Similarly, such events would delay or prevent us from expanding our operations by placing NSS-703 into service in another orbital location. As a result, such events could adversely affect our anticipated revenues, cause us to lose market share and make it more difficult to maintain our backlog.

Satellites are subject to launch failure. The overall historical loss rate for all launches of commercial satellites in fixed orbits is estimated to be approximately 10%. Launch failure rates vary according to the launch vehicle used. The historical loss rate for some launch vehicles may be higher than 10%, but is lower for the type of launch vehicles we have used and plan to use for NSS-8. We expect to use a 6,000-kilogram payload variant of the Sea Launch Zenit-3SL vehicle to launch NSS-8.

 If NSS-8 were to suffer a launch failure, we would not be required to pay for NSS-8 but likely would have to begin making significant capital expenditures to procure a replacement satellite. In addition, we likely would face a significant delay if we were to construct and launch a replacement satellite. Typically, the construction and launch of a satellite takes at least two, and sometimes more than three, years to complete.

An NSS-8 launch failure likely would have the consequences described above for a launch delay, until such time as we either procure and launch a new satellite or re-deploy one of our existing satellites to replace NSS-703. In the event of an NSS-8 launch failure, or if for any other reason NSS-8 is not placed into commercial service, we likely will have a limited amount of time in which to procure and place into service a replacement for NSS-703 before that satellite reaches the end of its life. It is possible that we will be unable to procure a replacement satellite with technical characteristics comparable to NSS-8 (including the amount of available capacity, power and remaining anticipated life).

We may experience a failure of ground operations infrastructure that impairs the commercial performance of our satellites or the services delivered over our satellites, which could lead to lost revenues and other adverse consequences.

We operate a primary satellite operations center at our headquarters in The Hague. In addition, we maintain a back-up satellite operations center in Redu, Belgium. Signals from our satellite operations center are transmitted to our satellites through our own teleport facilities and through teleports owned by third parties. We may experience a failure in necessary equipment in our satellite operations center, in our back-up facility, or in the communication links between these facilities and remote teleport facilities. We may also experience operational errors. A failure or error affecting our tracking, telemetry and control operations might cause us to be unable to communicate with one or more satellites or cause us to transmit an incorrect instruction to the affected satellite(s). This could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more of our satellites. Depending on the nature and extent of the problem, it could cause our revenues and backlog to decline and could adversely affect our ability to market our capacity and generate future revenues, our profitability, our financing needs, and our ability to use available funds for other purposes, or have the other consequences of a partial or total loss of a satellite described above. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may experience satellite equipment failures that impair the commercial performance of our satellites, which could adversely affect our business, financial condition, profitability and capital requirements and, in the case of a total loss of a satellite, could cause the SES Transaction not to close.”

We also provide communications services through our own teleport facilities and through teleports owned by third parties. We may experience a failure in necessary equipment in one of our teleports or in a third-party teleport. A failure of necessary ground-based communications equipment could lead to a loss of revenues from customers who were not provided with the proper transmission services, which could adversely affect our revenues.

We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.

Although Holdings is based in Bermuda, New Skies Satellites B.V., our main operating company, is based in The Netherlands and most of our customers are located in other countries, including the United States and India. We believe that we have complied in all material respects with our obligations to pay tax in these other countries. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. In this regard, the government of India has characterized payments made by Indian-based customers and certain payments made by non-resident customers in India as “royalty payments” and has assessed taxes on these payments. We are disputing this assessment. We believe it is probable that a loss has been incurred and have recorded an accrual totalling $7.6 million as of December 31, 2005, representing management’s best estimate of the amount of the withholding tax obligations. As part of this on-going process a further hearing is scheduled for the second quarter of 2006, following which we will be better able to assess the amount of taxes, interest and any other penalties that may ultimately fall due.

We may also become subject to additional tax liabilities as a result of possible changes in tax law (which could in certain circumstances have retroactive effect). For example, on September 16, 2005, the IRS and Treasury reissued proposed regulations on determining the source of income from certain space and ocean activities and certain communications activities, and withdrew proposed regulations issued in January 2001. If the regulations are adopted in the form now proposed, and if our income is determined to be derived from an office or fixed place of business in the United States, we may become subject to U.S. tax on a substantial portion of our income that is currently not subject to taxation. It is possible that we may not be eligible for a full or partial relief from such taxation under the United States/The Netherlands income tax treaty or otherwise.

If our current tax positions were successfully challenged by the applicable taxing authorities, or if there were changes in tax law or in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities.

Holdings has obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 of Bermuda that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits, income or any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 28, 2016, be applicable to it or to any of its operations or to its shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by it in respect of real property or leasehold interests in Bermuda held by it. However, we may become subject to Bermuda tax after that date.

We may also take the position that we are able to deduct, under applicable Dutch tax law, interest that accrues or is paid on shareholder loans. The decision as to whether to take the position that this interest expense is deductible will be made at the time that we file our initial Dutch tax return, which will be based on whether or not our Dutch subsidiaries can satisfy, among other things, the Dutch “thin capitalization” rules. It is possible that we may not report this interest expense as deductible on our initial Dutch tax return or on subsequently filed tax returns. If we were to take the position that interest on the shareholder loans is deductible under applicable Dutch tax law, the tax authorities may successfully challenge or impose penalties or other sanctions on our reporting position on the basis that we do not satisfy the Dutch “thin capitalization” tax rules or other applicable requirements.

To the extent that our Dutch subsidiaries make “upstream” loans, they will be subject to taxation on interest on these loans as it accrues or is paid. We have considered strategies that may mitigate or eliminate any such tax cost, but these strategies may not be available or we may not choose to pursue them.

Immediately following the consummation of the NSS IPO, our Irish subsidiaries held and made interest-free intercompany “upstream” loans. Further, our Irish subsidiaries may, in the future, make additional intercompany “upstream” loans on an interest-free basis. Currently, applicable Irish law does not prohibit interest-free, intercompany loans, and does not impute interest income that would create taxable income in Ireland. If Irish tax authorities were to successfully challenge our tax position in this regard, or if there were changes in tax law, we could become subject to additional unanticipated tax liabilities.

Our Luxembourg subsidiaries will take the position that they are able to deduct, under applicable Luxembourg tax law, interest that accrues or is paid on the intercompany preferred equity securities and convertible preferred equity securities. We expect to receive from the Luxembourg corporate tax authorities a confirmation request confirming, among other things, the deductibility of interest on these intercompany instruments.

Special and adverse U.S. tax rules may apply to the U.S. shareholders with respect to any gain realized on the disposition of ordinary shares and certain excess distributions by the Company, should the Company for any taxable year be treated as a passive foreign investment company (“PFIC”). The adverse tax consequences include taxation at ordinary-income rates and payment of an interest charge on tax, which is deemed to have been deferred with respect to such gain or excess distributions. Such unfavorable consequences of PFIC rules can be avoided by (1) making a qualified electing fund election, subject to compliance with certain reporting requirements by the Company; and (2) electing to mark the PFIC stock to market at the close of each taxable year.

Our insurance will not protect us against all satellite-related losses. As a result, certain satellite-related losses could have a material adverse affect on our financial condition and results of operations.

In the event of a total or partial failure of a satellite, our current in-orbit insurance policies will reimburse us for the portion of the net book value of the satellite lost as a result of the failure, unless the cause of the failure is subject to a policy exclusion. The insurance will not protect us, however, against business interruption, lost revenues or delay of revenues. Our insurance policies define what constitutes a partial failure. In addition, we do not insure the net book value of performance incentives as these are payable only to the extent that the satellite operates in accordance with contracted technical specifications.

Typically, we do not insure against all possible partial failures but, rather, only against partial failures that we anticipate would meaningfully affect the revenue-producing capability of the satellite in question.

Our existing in-orbit insurance policies include, and any future policies that we obtain can be expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage arising from acts of war, lasers, and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for heath-related problems affecting our satellites or, in certain cases, affecting other satellites that are similar to our satellites, which are known at the time the policy is written. Most of the exclusions in our existing policies affect individual units and systems whose loss in the event of a future anomaly would not meaningfully reduce the total revenue-generating capacity of our satellites. In a few cases, however, our policies contain more significant exclusions, which include the low voltage bus converter on NSS-5 (a potentially critical component whose loss could cause a total satellite failure), the rate measuring assembly on NSS-5 and NSS-806, and certain failure modes with respect to the power subsystems on NSS-5 and NSS-806. See “Item 1—Description of Business—Our Satellites—NSS-5” and “Item 1—Description of Business—Our Satellites—NSS-806.”  An uninsured total loss of a satellite would, and an uninsured partial loss of a satellite could, require additional, unplanned capital expenditures, or an acceleration of planned capital expenditures and could limit our ability to pay dividends.

Currently, insurers are generally writing in-orbit insurance policies for one-year terms. As a result, we must re-insure our satellites each year, and any developments in the insurance market or with our satellite fleet, such as increased rates or more comprehensive exclusions, likely will affect us more rapidly than if longer-term policies were available. All of our in-orbit satellites are insured.

Insurance expenses may increase, or insurance may become unavailable, or we may decide to employ other strategies for mitigating the risk of a satellite failure. Increases in insurance expenses could reduce our profitability. The unavailability of insurance, an increase in the scope of insurance exclusions or limitations, or a decision by us to employ alternative strategies could cause us to face an increased risk of suffering an uninsured satellite-related loss, which could adversely affect our financial condition and results of operations.

We currently insure each of our in-orbit satellites under an in-orbit insurance policy, and historically we have insured each of our satellites during launch and for a specified period following launch under a launch insurance policy. In-orbit insurance generally costs between 2% and 3% of the net book value of the insured satellite each year. Launch insurance currently costs approximately 15% to 25% of the insured amount. Insurance rates may vary depending on market conditions, the safety record of the launch vehicle and the performance record of similar satellites built by the same manufacturer.

Insurance costs have increased substantially in recent years and could increase further for any number of reasons. In particular, the cost of in-orbit insurance may increase based on the failure or degradation of one of our in-orbit satellites, the failure of another satellite of a similar series owned by another operator, or satellite failures in general.

If rates were to rise substantially, our operating costs would increase. In addition, developments in the insurance market, including increasing costs, the scope of insurance exclusions and limitations on the nature of the losses for which we can obtain insurance, as well as other business reasons, may cause us to conclude that it does not make business sense to obtain third-party insurance and may cause us to decide to pursue other strategies for mitigating the risk of a satellite failure. It is also possible that insurance could become unavailable, either generally or for a specific launch vehicle, satellite series, or a particular satellite, or that new insurance could be subject to broader exclusions on coverage. Because our NSS-8 payments will depend on such satellite’s successful in-orbit performance, we do not intend to procure traditional third-party insurance for NSS-8. In addition, our contract with Boeing for the NSS-8 satellite restricts our ability to procure traditional third-party insurance for NSS-8 in certain circumstances.

The loss of customers, particularly our large customers, may reduce our future revenues and backlog. We may lose customers due to competition, consolidation, regulatory developments, business developments affecting our customers or their customers, or for other reasons.

The top 10 purchasers of our services accounted for, in the aggregate, approximately 43% of our total revenues of $240.5 million for the year ended December 31, 2005. For the year ended December 31, 2005 revenues from our largest customers, Intelsat and its affiliates (including the COMSAT group, which Intelsat acquired in 2004 and which prior to Intelsat’s acquisition had been our largest customer), were $42.7 million, or 18% of our revenues. If we fail to maintain our relationships with our major customers, if we lose them and fail to replace them with other similar customers, or if we experience reduced demand from our major customers, it could result in a significant reduction in our profitability through the loss of revenues, the requirement to record additional costs to the extent that amounts due from these customers are considered uncollectable and, potentially, a reduction in backlog. More generally, our customers may fail to renew or may cancel their contracts with us, which could negatively affect future revenues, profitability and backlog. At times some of our customers may not honor their contractual commitments, which may cause us to incur costs to enforce the contracts and/or result in a reduction in our revenues and backlog.

Generally, we provide services to governmental users through third parties. We estimate that we derived approximately one-third of our revenues for the year ended December 31, 2005 from customers where the ultimate end user of the service was a governmental entity. If we are not able to continue to secure government business due to increasing competition, changes in governments’ procurement policies and processes, or for other reasons, it may reduce our revenues. For a discussion of certain trends in the government services market, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue Drivers—Demand.”

In many cases, we sell our services through third party resellers and service providers. Due to consolidation in the satellite industry, some of these resellers and service providers may be acquired by other companies, including by our competitors. This could adversely affect our ability to continue to sell services to these customers and to the end users whom they serve.

Since our creation, we have expanded our customer base to include certain smaller entities, including newer entrants in the telecommunications marketplace and customers in emerging markets. These types of customers generally pose a heightened credit risk, which could adversely affect the amount of write-offs of receivables and contractual defaults that we experience.

Regulatory restrictions and the launch of new satellites, including government owned or sponsored satellites, may also affect our ability to retain our current customers and attract new customers. See “ Item 1A—Risk Factors—Risks Relating to Regulation.”

Compliance with the Sarbanes-Oxley Act is likely to increase our operating expenses. If we fail to comply with the Sarbanes-Oxley Act, our business could be materially adversely affected.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, the New York Stock Exchange and other relevant bodies have required, and will require, changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more difficult, time consuming and costly. We also expect that these new rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected.

The investment funds control us and may have conflicts of interest with us or you in the future, which could adversely affect our ability to engage in acquisitions, mergers and other strategic activities.

As of December 31, 2005, the investment funds beneficially owned approximately 55% of our common stock and representatives of the investment funds occupied four of the eight seats on our board of directors. As a result, the investment funds have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of our board of directors or the equity holders regardless of whether or not other members of our board of directors or equity holders believe that any such transactions are in their own best interests. As discussed above, the investment funds entered into a voting agreement with SES Global whereby they agreed to vote in favor of the SES Transaction and, at the special meeting of shareholders, did vote in favor of the SES Transaction.

If the SES Transaction does not close, the investment funds may continue to have control over us. The investment funds are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The investment funds may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the investment funds continue to hold a majority of our outstanding common stock, the investment funds will be entitled to nominate a majority of our board of directors, and will have the ability to effectively control the vote in any election of directors.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and qualify for, and rely on, exemptions from certain corporate governance requirements. As a result, we employ governance practices that differ from those employed by companies that do not rely on exemptions from certain New York Stock Exchange rules.

Because the investment funds control a majority of our outstanding common stock, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by another company is a “controlled company” and may elect not to comply with certain New York Stock Exchange corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement for a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement for a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We utilize these exemptions and, as a result, do not have a majority of independent directors and our nominating and corporate governance and compensation committees do not consist entirely of independent directors. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

If the SES Transaction does not close, we may not have access to sufficient capital to maintain our satellite fleet or to pursue future growth opportunities.

If the SES Transaction does not close and we choose to launch new or replacement satellites, it is possible that we may not have, or be able to obtain, the financing required to fund such procurements, including, among other factors, as a result of our substantial indebtedness.

In addition, if the SES Transaction does not close and we subsequently choose to engage in any major business combination or similar strategic transaction, we may require significant external financing in connection with such a transaction. Depending on market conditions, investor perceptions of us, our substantial indebtedness and other factors, we may not be able to obtain capital on acceptable terms, in acceptable amounts, or at appropriate times to implement any such transaction.

The loss of key employees could impede our ability to implement our business plan, which could adversely affect our financial performance and long- term growth.

 We rely on a number of key employees. Many of these key employees have been recruited away from their home countries to work in The Netherlands or in our other international offices and may intend to return to their home countries in the future. Our key employees have highly specialized skills and extensive experience in their respective fields, and their individual contributions to our operations may be difficult to replace due to the scarcity of candidates of comparable calibre and experience. Accordingly, the loss of some or all of these employees could adversely affect our ability to manage our operations and to execute our long-term business strategy.

Risks Related To Our Common Stock

Future sales of our shares could depress the market price of our common stock.

If the SES Transaction does not close, the market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or potential conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of securities analysts and investors, or circumstances could arise which affect the closing of the SES Transaction or investors’ or analysts’ perceptions regarding the probability that the SES Transaction will close in a timely manner. The market price of our common stock could decrease significantly in response to any such developments.

We are incorporated in Bermuda, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the U.S. federal or state securities laws.

We are organized under the laws of Bermuda, and a significant portion of our assets are located outside the United States. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda, or in countries other than the United States where we have assets, based on the civil liability provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries other than the United States where we have assets.

Provisions in our bye-laws and Bermuda law may discourage takeovers, which could affect the rights of holders of our common stock.

Our board of directors has the authority to issue up to 250,000,000 shares of preferred stock without any further vote or action by the shareholders, in accordance with the provisions of our bye-laws. Since the preferred stock could be issued with liquidation, dividend and other rights superior to those of the common stock, the rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any such preferred stock. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, the provisions of our amended and restated bye-laws, including the ability of shareholders to remove directors only for cause, and of Bermuda law, could have the effect of delaying or preventing a change in control of us. In addition, a change of control of our company may be delayed or deterred as a result of our having restrictions on business combinations with interested shareholders and three classes of directors.

Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, we are governed by the Companies Act 1981. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

Under Bermuda law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company, and may only do so in limited circumstances. Officers of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a director or officer of a Bermuda company is found to have breached his duties to that company, he may be held personally liable to the company in respect of that breach of duty. A director may be liable jointly and severally with other directors if it is shown that the director knowingly engaged in fraud or dishonesty. In cases not involving fraud or dishonesty, the liability of the director will be determined by the Bermuda courts on the basis of their estimation of the percentage of responsibility of the director for the matter in question, in light of the nature of the conduct of the director and the extent of the causal relationship between his conduct and the loss suffered.

In addition, our amended and restated bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

Risks Relating to Our Industry

Overcapacity and competition in the satellite industry and among terrestrial competitors may adversely affect our ability to sell our services, exert downward pressure on prices, or both.

While we believe that capacity on different satellites or satellite systems can be distinguished from other satellite capacity in some respects, the provision of satellite-based capacity and services is subject to downward price pressure when the supply of this capacity exceeds demand.

The supply of satellite capacity has increased and may continue to increase for a number of reasons, including:

•      the launch of new satellites with higher power levels, enhanced connectivity, on-board switching or greater frequency re-use, each of which can lead to increased capacity and lower per-transponder costs; and

•      the implementation of new transmission technologies, such as improved signal compression, which can reduce the transponder capacity required to transmit a given amount of information.

In addition, while satellite communications services and ground-based communications services are not perfect substitutes, we compete in certain markets and for certain services with providers of ground-based services.

Where fiber optic networks or other ground-based high-capacity systems are available and capable of supporting a particular type of transmission with comparable service parameters (for example ease of installation, coverage, speed and quality of signal), that capacity is less expensive than satellite capacity. Further expansions in the reach of terrestrial-based networks may induce our customers to shift their transmissions to non-satellite capacity or make it more difficult for us to obtain new customers, thereby adversely affecting our current and future revenues.

Similarly, over-capacity and competition in the satellite industry may make it more difficult for us to sell our services and to maintain our prices for the capacity that we do sell. This, in turn, could adversely affect our revenues and profitability and our ability to increase our revenues and profitability over time. See “ Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—Revenue Drivers” and “ Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—Effects of Revenue Drivers on New Skies.”

Demand for satellite services, including bundled services, may not develop in the manner we anticipate, which could adversely affect our financial condition and results of operations.

Demand for satellite-based transmission services may not grow, or may even shrink, either generally or in particular geographic markets, for particular types of services, or during particular time periods. A lack of demand could adversely affect our ability to sell our services and to develop and successfully market new services, could exert downward pressure on prices, or both. This, in turn, could adversely affect our revenues and profitability and our ability to increase our revenues and profitability over time.

In addition, demand patterns typically shift over time. For example, in recent years there has been a trend toward shorter-duration contracts, particularly for certain types of services (such as Internet-related services and government services). Shorter-duration contracts make it more difficult to maintain and increase our contractual backlog of future service commitments and may make it more difficult to maintain and increase our revenues over time.

Some of our competitors have greater resources than we do, which may make them better able to compete in terms of pricing, service offerings, marketing, name recognition, product development or otherwise, which could adversely affect our business, financial condition, and results of operations.

The satellite services industry is highly competitive. We compete with a number of established service providers, including global and regional satellite service providers, resellers of satellite capacity, and other service providers. Some of our competitors have long-standing customer relationships; enjoy close ties with regulatory authorities or more favorable regulatory treatment; and/or have the ability to subsidize competitive services with revenues from services they provide as a dominant or monopoly carrier. Many of them are substantially larger than we are and have financial resources, marketing and product development capabilities and name recognition that are substantially greater than ours. As a result, they may have a competitive advantage over us.

Changes in technology could make our business obsolete, which could adversely affect our business, financial condition and results of operations.

Continuing technological changes in the telecommunications industry could undermine our competitive position or make our satellite system obsolete, either generally or for particular types of services. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, greater flexibility, greater efficiency or greater capabilities, as well as continuing improvements in ground-based wired and wireless technologies.

We face business risks arising from the content of some transmissions over our satellites, which could affect our ability to obtain and maintain necessary regulatory authorizations and, consequently, adversely affect our business, financial condition, results of operations and customer relationships.

We provide satellite capacity to third parties, who use the capacity to transmit communications signals or provide the capacity to other entities who use it to transmit communications signals. We do not decide what content is transmitted over our satellites, although we have contractual rights to prohibit certain types of content.

To date, on a limited number of occasions, a governmental body or other entity has objected to some of the content carried over our satellites, such as “adult services” video channels or certain controversial politicized content. In addition, we understand that governmental bodies in the past have contacted certain other satellite operators objecting to content that they believe contains messages that advocate or glorify terrorism. We do not know whether this practice will continue and, if so, whether it will expand. It is possible that, in the future, some governments may include content-based restrictions in our market access authorizations, may require us to terminate a service based on its content or may seek to impose civil or criminal penalties on us based on the content of transmissions carried over our satellites.

Issues arising from the content of transmissions over our satellites could affect our future revenues, backlog, costs, or our relationship with certain governments or customers.

We face tax, contractual, payment and other risks in operating our business globally, each of which could adversely affect our business, financial condition and results of operations.

We face certain risks as a result of the global nature of our business. Certain countries may impose withholding taxes on us or on our customers or deem us to have a permanent establishment in their country. These taxes may make our services more expensive for customers or impose an unanticipated tax burden upon us. In addition, such tax burdens may not be imposed equally on our competitors and may not be alleviated or subject to appeal under existing tax treaties. In particular, the government of India has characterized payments made by Indian-based customers and certain payments made by non-resident customers in India as “royalty payments” and has assessed taxes on these payments. In accordance with applicable procedures for handling disputed tax assessments, we have informed the Indian authorities that we disagree with the assessment and applied to defer payment pending our administrative appeal of the assessment. While our initial appeal has been recently rejected, we have further appealed this matter. We may also need to make payments for interest or penalties that may be assessed in the interim.. The next hearing is scheduled for April 2006. We anticipate that this appeal process will be lengthy.

In addition to tax risks, we may also face difficulties in enforcing our contracts in certain countries. Finally, while our contracts generally are denominated in U.S. dollars, and therefore are not sensitive to our customer’s local currency exchange fluctuations, in some countries economic conditions and currency transfer restrictions may make it difficult for some of our customers to meet their payment obligations or to make payments in U.S. dollars.

We may not be able to take advantage of, or may be made less competitive as a result of, industry consolidation.

The satellite sector is undergoing a renewed wave of consolidation, with the announced merger of Intelsat and PanAmSat and our announced merger with SES Global. If the SES Transaction is not consummated, we may pursue acquisitions, joint ventures or other strategic transactions on an opportunistic basis. Our principal focus is likely to be on the acquisition of, or strategic combination with, another satellite operator as and when suitable opportunities arise. Under appropriate circumstances, we also would consider acquiring rights to use additional orbital locations or frequencies, additional individual in-orbit satellites, transponders on existing in-orbit satellites, or other established facilities and components necessary for the provision of bundled services. However, we may not find or be able to take advantage of any suitable opportunities. If we do pursue acquisitions, joint ventures or other strategic transactions, we may face costs and risks arising from any transaction, including in integrating a new business into our business or in managing a joint venture. These may include legal, organizational, financial and other costs and risks.

In addition, industry consolidation, including the PanAmSat-Intelsat merger, could adversely affect us by increasing the scale or scope of our competitors and thereby making it more difficult for us to compete.

Risks Relating to Regulation

Our rights to use the orbital locations from which our satellites operate are subject to regulation at the national and international levels and could be modified, restricted or terminated by national or international regulatory bodies, which could adversely affect our business, financial condition, and results of operations.

There are a limited number of orbital locations in space from which one can operate the type of satellites that we operate. Rights to make use of these orbital locations, and the frequencies over which commercial satellites transmit, are regulated by the ITU. For the frequencies that we use, most of the remaining orbital locations are either already in use or other countries have obtained the rights to use those locations. In addition, the ITU periodically reviews its rules and we cannot guarantee that the ITU will not change its rules in the future in a way that could limit or preclude our use of some or all of our existing or future orbital locations or frequencies. See “Item 1—Description of Business—Government Regulation—International Telecommunication Union.”

The government of The Netherlands has authorized us to make use of the orbital locations and frequencies that we use for our existing satellites, as well as certain frequencies at one additional orbital location. However, it may modify or revoke this authorization, or subject us to new regulatory requirements. A modification or revocation could limit or preclude our use of some or all of our in-use or presently unoccupied orbital locations or some or all of the frequencies we currently use at these orbital locations, or affect our ability to launch replacement satellites as and when needed. Any loss of our rights to use one or more of our existing orbital locations, or any limitation that made it commercially infeasible to continue operations at the orbital location(s) in question, would adversely affect our revenues and profitability and the value of our business. The imposition of new regulatory requirements could increase our costs and, as a result, adversely affect our profitability.

With respect to the primary frequencies used by commercial geostationary satellites, the ITU rules grant rights to member states (which are the national governments party to the ITU treaty) on a “first-in-time, first-in-right” basis and set forth a process for protecting earlier-registered satellite systems from interference from later-registered satellite systems. In order to comply with these rules, we must coordinate the operation of our satellites, including any replacement satellite that has performance characteristics that are different from or exceed those of the satellite it replaces, with other satellites. The coordination process may require us to modify our proposed coverage areas, or satellite design or transmission plans, in order to eliminate or minimize interference with other satellites or ground-based facilities. Those modifications may mean that our use of a particular orbital position is restricted, possibly to the extent that it may not be commercially desirable to place a new satellite in that location. In certain countries, a failure to resolve coordination issues is used by regulators as a justification to limit or condition market access by foreign satellite operators. In addition, while the ITU’s rules oblige later-in-time systems to coordinate their operations with us, we cannot guarantee that other operators will conduct their operations so as to avoid transmitting any signals that would cause harmful interference to the signals that we, or our customers, transmit.

We are subject to regulatory and licensing requirements in each of the countries in which we provide services, and our business is sensitive to regulatory changes in those countries. Regulatory changes could adversely affect our ability to provide services in certain markets and our business, financial condition and results of operations.

The satellite business is heavily regulated. In particular, we are subject to and need to comply with the laws and regulations of the European Union, The Netherlands, the United States and the national and local governments of other countries to, from, or within which we provide services. In addition, while many countries permit competition, some countries continue to have laws and regulations that may impede or prohibit foreign service providers from entering their markets. These laws and regulations affect our ability to use frequencies and to provide satellite capacity and some or all satellite-based services in specific regions, or to particular types of customers in a given jurisdiction. In addition, the laws, regulations, policies and practices of some countries, including in some high-growth markets such as India and Kazakhstan, make or in the future may make it harder for us to compete against a domestic or regional satellite system from that country, and other countries with domestic satellite systems may adopt restrictive laws, regulations and practices in the future.

Obtaining and maintaining the required regulatory approvals involves significant time and expense. Our inability to obtain and maintain particular approvals may delay or prevent our ability to offer some or all of our services and adversely affect our revenues.

Generally, once we have received a regulatory authorization, we need an additional authorization only if we introduce new services or place a new or replacement satellite into operation. However, countries may adopt new laws, policies or regulations, or change their interpretation of existing laws, policies or regulations, and these changes could occur at any time. Such changes may make it more difficult for us to obtain, maintain, or renew authorizations, cause our existing authorizations to be cancelled, require us to incur additional costs, or otherwise adversely affect our operations, revenues and profitability. Under our authorization to provide services in one of the countries from which we derive a material portion of our revenues, the government has reserved for itself the right to cancel our market access in the future. If our market access to this country were cancelled, it would adversely affect our revenues, backlog and profitability. In addition, our ability to provide services in India, Kazakhstan and Russia are subject, in certain cases, to governmental approvals granted to our customers and to a preference (in each case) for the country’s national satellite operator, ISRO (in the case of India), KazSat (in the case of Kazakhstan) and RSCC (in the case of Russia). ISRO and RSCC operate existing satellite systems, and in the fourth quarter of 2005 ISRO expanded its system with the launch of an additional satellite. KazSat intends to launch its first satellite in mid 2006. These satellites compete with our satellites and as they are placed into service it has become, and we anticipate it will continue to be, more difficult for us to sell certain services, especially Ku-band services, in India and Kazakhstan and to renew services we currently are providing. In addition, we may face terminations of existing services from our customers in Kazakhstan as a result of a governmental directive stating that certain services must be moved to the KazSat satellite following its launch. Kazakhstan and Russia are not members of the World Trade Organization (WTO) and thus do not have any enforceable market access commitments.

Export control and embargo laws may preclude us from obtaining necessary satellites, parts or data or providing certain services in the future. Restrictions on our ability to obtain necessary satellites, parts or data, or in providing certain services, could adversely affect our ability to operate our satellites, acquire and launch new satellites, and obtain and pursue our rights under insurance policies.

U.S. companies and companies located in the United States must comply with U.S. export control laws in connection with any information, products, or materials that they provide to us relating to satellites, associated equipment and data and with the provision of related services. If these entities cannot or do not obtain the necessary export or re-export authorizations from the United States government, we must obtain such authorizations ourselves. It is possible that, in the future, they and we may not be able to obtain and maintain the necessary authorizations, or existing authorizations could be revoked.

If our manufacturers and we cannot obtain and maintain the necessary authorizations, this failure could adversely affect our ability to:

•      procure new U.S.-manufactured satellites;

•      control our existing satellites;

•      acquire launch services;

•      obtain insurance and pursue our rights under insurance policies; or

•      conduct our satellite-related operations.

We must comply with Dutch and E.U. embargo laws. In addition, some of our subsidiaries, employees and services are subject to the embargo laws of other jurisdictions, including the United States. This may adversely affect our ability to provide satellite-based services to entities in countries subject to an embargo.

In addition, if we do not properly manage our internal compliance processes and were to violate U.S. export laws, the terms of an export authorization, or embargo laws, the violation could make it more difficult, or even impossible, to maintain or obtain licenses and could result in civil or criminal penalties.

Available Information

 We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the SEC. Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at http://www.sec.gov.

 You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC through our website on the Internet at http://www.newskies.com

 You can also access the Company’s corporate governance guidelines, code of ethics and charters for each of our board committees through our Internet site, http://www.newskies.com, by clicking on the “Corporate Governance” link under the heading “Investor Relations.”  We will post any amendments to the Code of Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”), on our Internet site. The information on the Company’s Internet site is not incorporated by reference into this report. You can request a copy of our code of ethics and any other corporate governance documents and periodic reports at no cost by contacting Investor Relations at investor_relations@newskies.com.

ITEM 2.

PROPERTIES

We own our headquarters buildings, which house our satellite operations center, payload operations center, operating and engineering staff and our sales, marketing and other administrative personnel. We also own and operate a teleport in Bristow, Virginia (the Washington Mediaport). Prior to our sale of New Skies Networks Pty Ltd., which was consummated on November 8, 2005, we also owned and operated teleports in Perth, Western Australia and Adelaide, South Australia. We lease office space, either directly or through a local operating subsidiary, for regional sales or liaison offices in North America (Washington, D.C.), South America (Sao Paulo), Asia (Singapore) and Australia (Sydney). See “Item 1—Description of Business—Property,” “ Item 1—Description of Business—Satellite Operations and Related Facilities” and “ Item 1—Description of Business—Network Operations Facilities.”

ITEM 3.

LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We do not believe there is any litigation that will have a material adverse effect on our results of operations or financial condition. We are not currently engaged in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol NSE. Our shares commenced trading on May 10, 2005. The table below sets forth the high and low closing prices for our common stock as reported on the NYSE for each quarterly period since our shares commenced trading:

Fiscal Year Ended December 31, 2005:

	Price Range of Common Stock
Quarterly period ended:	High	Low
June 30, 2005	$19.95	$16.58
September 30, 2005	24.16	19.61
December 31, 2005	23.90	20.11

Shareholders

There were 111 registered holders of our shares as of December 31, 2005. Additionally, we believe there were approximately 1,800 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of the shareholders, but we have estimated the number of such shareholders from the number of shareholder documents requested by these brokerage firms for distribution to their customers.

Dividends

At the time of the NSS IPO, our board of directors adopted a dividend policy which reflected an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and capital expenditures as regularly quarterly dividends to our shareholders. In June 2005, we declared a partial quarterly cash dividend of $0.252146 per share (for a total dividend payment of approximately $8.1 million) for the second quarter of 2005, which was paid to shareholders of record as of June 30, 2005. In September 2005, we declared a quarterly cash dividend of $0.463125 per share (for a total dividend payment of approximately $15.0 million) for the third quarter of 2005, which was paid in October 2005 to shareholders of record as of September 30, 2005. In December 2005, we declared a quarterly cash dividend of $0.463125 per share (for a total dividend payment of approximately $15.0 million) for the fourth quarter of 2005, which was paid in January 2006 to shareholders of record as of December 31, 2005.

As part of our agreement with SES Global, we agreed to terminate our quarterly dividend program after the declaration and payment of our 2005 fourth quarter dividend.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Repurchases

None.

ITEM 6.        SELECTED FINANCIAL DATA.

The selected consolidated historical financial data as of December 31, 2004 and 2005, the year ended December 31, 2003, for the period January 1, 2004 to November 1, 2004, the period November 2, 2004 to December 31, 2004 and the year ended December 31, 2005 have been derived from our audited consolidated historical financial statements included elsewhere in this document.

Holdings, which is a Bermuda holding company, completed the NSS IPO on May 13, 2005. Immediately prior to the NSS IPO, we undertook an internal restructuring pursuant to which pre-existing shareholders indirectly contributed 100 percent of the equity, preferred equity certificates and convertible preferred equity certificates of New Skies Investments S.a.r.l. to Holdings. As Holdings is a recently formed company which did not have any assets, liabilities or results of operations prior to the restructuring, the balance sheet at December 31, 2004 represents that of New Skies Investments S.a.r.l. and the results for the year ended December 31, 2005 represent the combination of the results of New Skies Investments S.a.r.l and its subsidiaries for the period up to and including the date of the restructuring and those of Holdings and its subsidiaries for the periods thereafter (the “Successor”).

On November 2, 2004, New Skies Investments S.a.r.l, through its wholly owned subsidiaries, New Skies Holding B.V. and New Skies Satellites B.V., completed the Acquisition of New Skies Satellites N.V. Prior to the Acquisition, New Skies Investments S.a.r.l did not have any assets, liabilities or results of operations. Accordingly, the results prior to November 1, 2004 represent the results of New Skies Satellites N.V. and its subsidiaries (the “Predecessor”). Accordingly, the selected consolidated historical financial data as of December 31, 2001 and 2002 and for the years ended December 31, 2001 and 2002 have been derived from the audited consolidated historical financial statements of New Skies Satellites N.V. which are not included elsewhere in this annual report on Form 10-K.

The selected consolidated historical financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included elsewhere in this document.

	Predecessor				Successor
	Year Ended December 31,			Period January 1, 2004 to November 1,	Period November 2, 2004 to December 31,	Year Ended December 31,
	2001	2002	2003	2004	2004	2005
	(In millions, except per share data)
Statement of Operations Data:
Revenues	$209.0	$200.5	$214.9	$175.4	$35.3	$240.5
Operating expenses:
Cost of operations	51.5	50.7	53.2	45.4	10.9	44.6
Selling, general and administrative	38.7	39.5	42.1	35.8	17.8	58.7
Transaction related expenses	—	—	—	26.4	—	2.9
Monitoring agreement fees	—	—	—	—	0.2	6.9
Depreciation and amortization	75.4	80.6	99.9	86.4	16.0	95.1
Total operating expenses	165.6	170.8	195.2	194.0	44.9	208.3
Gain arising on frequency coordination(1)	—	—	—	32.0	—	19.5
Gain arising on sale of subsidiary(2)	—	—	—	—	—	7.0
Operating income (loss)	43.4	29.7	19.7	13.4	(9.6)	58.7
Interest expense (income) and other, net	(9.0)	0.5	1.2	1.4	9.8	61.9
Income (loss) before income tax expense (benefit)	52.4	29.2	18.5	12.0	(19.4)	(3.2)
Income tax expense (benefit)	19.3	10.5	6.7	4.3	(5.4)	(1.8)
Income (loss) before cumulative effect of change in accounting principle	33.1	18.7	11.8	7.7	(14.0)	(1.4)
Cumulative effect of change in accounting principle, relating to goodwill, net of taxes(3)	—	(23.4)	—	—	—	—
Net income (loss)	$33.1	$(4.7)	$11.8	$7.7	$(14.0)	$(1.4)

	Predecessor				Successor
	Year Ended December 31,			Period January 1, 2004 to November 1,	Period November 2, 2004 to December 31,	Year Ended December 31,
	2001	2002	2003	2004	2004	2005
	(In millions, except per share data)
Net Income (Loss) Per Share Data(4):
Basic and diluted net income (loss) per share:
Net income (loss) per share	0.25	(0.04)	0.10	0.06	(322.61)	(0.05)
Weighted average shares–basic (in thousands)	130,569	130,342	119,499	118,099	43	27,349
Weighted average shares–diluted (in thousands)	130,710	130,342	120,678	119,850	43	27,349

Statement of Cash Flow Data:
Net cash provided by operating activities	$130.7	$113.0	$109.8	$111.2	$30.0	$124.2
Net cash provided by (used in) investing activities	(222.7)	(231.4)	(43.5)	(7.7)	(866.1)	140.3
Net cash provided by (used in) financing activities	(2.5)	(11.7)	(51.9)	(6.4)	873.7	(286.3)

Balance Sheet Data (end of period):
Cash and cash equivalents	$138.3	$8.3	$23.3	n/a	$38.0	$16.2
Total current assets	189.4	58.5	79.9	n/a	84.9	51.5
Communications, plant and other property	886.2	1,058.1	1,026.6	n/a	895.9	608.4
Total assets	1,109.8	1,128.0	1,115.8	n/a	1,030.3	752.8
Long-term debt(5)	—	10.0	—	n/a	909.3	438.6
Total liabilities	72.6	109.0	114.0	n/a	1,042.1	575.6
Total shareholders’ equity (deficit)	1,037.2	1,019.0	1,001.8	n/a	(11.8)	177.2

(1)

Relates to a one-time payment from Intelsat LLC of $32.0 million in 2004 and one-time payments from affiliates of SES Global of $19.5 million in 2005 following the successful resolution of certain longstanding frequency coordination matters.

(2)	Relates to a gain on sale of a wholly-owned subsidiary, New Skies Networks Pty Ltd. on November 8, 2005 for cash consideration of $10.0 million.

(3)

As of January 1, 2002, we adopted SFAS No. 142. This standard discontinues goodwill amortization from the consolidated statement of operations and requires an evaluation of goodwill for impairment upon adoption of this standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. Upon adoption of SFAS No. 142, we performed a transitional impairment test on the goodwill resulting from the purchase of New Skies Networks Pty Ltd. in March 2000. As a result of this impairment test, we recorded an impairment charge of $23.4 million, which is classified as a cumulative effect of a change in accounting principle.

(4)

Net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding. The computation of diluted net income (loss) per share is similar to basic net income (loss) per share, except that it assumes the potentially dilutive securities were converted to shares as of the beginning of the period.

(5)

Total debt is calculated as the sum of long-term and short-term third-party debt (including borrowings under the senior secured credit facilities, the notes and the preferred equity securities subject to mandatory redemption). Total debt does not include short-term and long-term satellite performance incentives, which liabilities are contingent and were $36.9 million and $34.7 million at December 31, 2004 and 2005, respectively.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Actual results could differ materially from those discussed below. This discussion contains forward-looking statements. Please see “Special Note Regarding Forward- Looking Statements” and “Risk Factors” for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

References made to the “Company,” “New Skies,” “we” or “our” shall mean New Skies Satellites N.V. and its subsidiaries for the period up to and including November 1, 2004, New Skies Investments S.a.r.l. and its subsidiaries up to the date of the Restructuring, and Holdings and its subsidiaries thereafter.

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

Overall, the business climate for the year ended December 31, 2005, while continuing to improve somewhat, on balance remained challenging. Although new business and renewal pricing increased over 2004 levels, overall pricing remained at approximately $1.2 million per 36 MHz-equivalent transponder throughout 2005. Consequently, the growth in our fill rate from 55% at December 31, 2004 to 64% at December 31, 2005 was the primary reason for the 14% revenue growth over this period.

Our Formation, Our IPO, and Subsequent Transactions

On November 2, 2004, New Skies Investments S.a.r.l., through its wholly owned subsidiaries, New Skies Holding B.V. and New Skies Satellites B.V., completed the Acquisition of New Skies Satellites N.V. In connection with the Acquisition, the investment funds contributed $153.0 million in preferred equity certificates, $8.5 million in the form of convertible preferred equity certificates and $1.5 million of equity to New Skies Investments S.a.r.l. New Skies Investments S.a.r.l. subsequently loaned $153.0 million and contributed $10.0 million of equity to New Skies Holding B.V. New Skies Holding B.V. then loaned $153.0 million and contributed $10.0 million of equity to New Skies Satellites B.V. In addition, New Skies Satellites B.V. entered into senior secured credit facilities, consisting of a $460.0 million term loan facility and a $75.0 million revolving credit facility, issued $160.0 million aggregate principal amount of senior floating rate notes due 2011, and issued $125.0 million aggregate principal amount of 9 1/8% senior subordinated notes due 2012, to fund the Acquisition. At the closing of the Acquisition, the investment funds (along with management) directly and indirectly owned 100% of New Skies Investments S.a.r.l., New Skies Holding B.V. and New Skies Satellites B.V.

Prior to the Acquisition, New Skies Investments S.a.r.l. had not commenced operations. Accordingly, the results for any period ending prior to November 2, 2004 represent the results of New Skies Satellites N.V. and its subsidiaries (the “Predecessor”).

Holdings was formed on January 14, 2005 under the laws of Bermuda. In May 2005, immediately prior to the NSS IPO, we performed an internal Restructuring pursuant to which pre-existing shareholders contributed 100 percent of the equity, preferred equity certificates and convertible preferred equity certificates of New Skies Investments S.a.r.l. to Holdings. As a result of the Restructuring, the existing shareholders of New Skies Investments S.a.r.l. became direct owners of Holdings and New Skies Investments S.a.r.l., New Skies Holding B.V. and New Skies Satellites B.V. became indirect wholly-owned subsidiaries of Holdings.

Prior to the Restructuring, Holdings had not commenced operations. Accordingly, the results for the period ended December 31, 2005 represent the combination of the results of New Skies Investments S.a.r.l. and its subsidiaries for the period up to and including the date of the Restructuring and those of Holdings and its subsidiaries for the periods thereafter (collectively, the “Successor”).

On May 13, 2005, Holdings completed the NSS IPO of approximately 37% of the shares of its common stock.

On December 14, 2005, SES Global and we announced that we had entered into a binding agreement pursuant to which SES Global will acquire 100% of us by way of a merger under Bermuda law (an amalgamation) for US$22.52 per share in cash. On February 10, 2005 we held a special meeting of shareholders at which our shareholders approved the SES Transaction. We anticipate that the SES Transaction will close in the second quarter of 2006, although the timing of the closing will depend on the timing of receipt of necessary regulatory approvals and could occur later. See “Item 1—Description of Business—Our Acquisition by SES Global.”

Revenues

We earn revenues by providing transponder capacity, or a combination of transponder capacity and terrestrial facilities and services, to customers around the globe to allow them to transmit and receive signals using our satellites.

We provide transponder capacity on both a fixed term and occasional use basis. For the years ended December 31, 2003, 2004 and 2005, we derived our revenues from the following geographic regions (based on the billing addresses of our customers):

	Year Ended December 31,
Region	2003	2004	2005
North America	36%	35%	41%
Europe	22	21	20
India, Middle East and Africa	21	22	20
Latin America	13	13	10
Asia Pacific	8	9	9
Total	100%	100%	100%

Generally, the region within which a customer purchases services provides a reasonable indication of the location where the services are used. However, some of our customers may purchase capacity to provide services outside of their home region and, as a result, this distribution may not reflect actual traffic flow on our satellites. Based on our analysis of market trends, we believe that we will continue to experience geographic diversity of our revenues going forward.

The table below presents our estimate, based on information provided by our customers typically at the commencement of their respective services, of the percentage of our revenues for the years ended December 31, 2003, 2004 and 2005 that were attributable to each of the four broad categories of content for which our customers used our services: data transmissions for government and corporate communications networks and international carriers; video transmissions for broadcasting, cable, and other entertainment media; the transmission of Internet content for Internet service providers and others; and voice trunking services for telephone and other similar types of companies.

	Year Ended December 31,
Services	2003	2004	2005
Data services	43%	42%	51%
Video services	37	35	30
IP services	20	18	14
Voice trunking services (1)	N/A	5	5
Total	100%	100%	100%

(1)  For 2003, voice trunking services are not reported separately and are included with data services.

As the table above shows, our revenues continue to be generated from these four broad categories. Data services continue to represent our largest source of revenues, followed by video services. Internet access services and other Internet-related services together with voice trunking services accounted for the remainder of our revenues.

Over the past several years, data services have contributed a significant and growing portion of our revenues, increasing from 42% of total revenues in 2004 to 51% in 2005. Based upon input provided by our customers and market information, we believe this increase reflects, in large part, growing demand for commercial data services by governmental entities. Information from customers’ traffic patterns and market data indicate that this continued to be true during 2005, and was in part—but not exclusively—a result of additional services provided to Intelsat on our NSS-5 satellite following the failure of their IS-804 satellite in the first quarter of 2005. Based on an analysis of information provided by our customers typically at the commencement of their respective services, we estimate that during the year ended December 31, 2005, we derived approximately one-third of our revenues from services to customers where the ultimate end user was a governmental entity.

Demand from government users and from new providers of data services has helped to counter-balance the general trend toward the use of fiber optic networks for certain services, such as point-to-point data services. In 2005, we saw continued growth in demand for our data services overall.

Our video business remained stable overall in terms of revenues and continued to expand during 2005 especially in the Asia-Pacific region, based on the number of video channels transmitted on our satellites. Overall, the number of video channels transmitted on our satellites increased by approximately 11% during 2005, from 419 on December 31, 2004 to 466 on December 31, 2005, although it declined to 431 channels in early 2006 due to the termination of two African DTH service platforms formerly carried on our of our satellites. In the Asia-Pacific region, the number of video channels transmitted on our satellites increased by approximately 29%, from 130 on December 31, 2004 to 168 on December 31, 2005. We believe that all of the video channels carried on our satellites on December 31, 2005 were digital, which means that we do not face the risk of declining transponder demand from our current customers due to the industry-wide transition from analog signals (which take more satellite capacity to transmit television channels) to digital signals (which take less satellite capacity to transmit television channels).

Revenue Drivers

The primary drivers of our revenues are (1) the supply of capacity capable of providing customers’ desired communications links, (2) the overall level of demand for that capacity and (3) the prices that we are able to charge for our capacity, which is a function of supply and demand.

Supply

The supply of suitable capacity is driven by a number of factors, including the availability of (1) the orbital locations and radio frequencies used by commercial satellites, (2) unused satellite capacity in orbit, (3) the launch of new satellites, (4) the retirement of existing satellites, either after a failure or at the end of their lives, and (5) the suitability of fiber optic networks and other ground-based services to provide a substitute for satellite capacity.

Generally, both we and our competitors build and launch new satellites to replace existing satellites and to provide new geographic or frequency coverage. Over the last five years, the industry has deployed more satellite capacity than required by its customers, and, as a consequence, the average utilization of satellites decreased. When we launch satellites, we try to mitigate the risk of under-utilization by selling the capacity of a new satellite to customers before it is launched and by procuring new satellites only when we have a sound business case to do so. We also try to design our new satellites with better performance characteristics and greater flexibility than our competitors’ satellites, including the technical ability to allocate available capacity to different markets in a dynamic manner as demand patterns shift over time. In addition, to the extent possible, we endeavor to focus our new capacity on regions and communications routes with high demand.

We also try to enhance the attractiveness of our satellites in other ways, such as through the creation of a “neighborhood” or “antenna community.”  For several types of services transmitted via satellite, including for example video distribution, occasional use video services, and business news services, if a satellite carries content that is in high demand, then an increasing number of ground-based receiving antennas will be dedicated to that particular satellite to receive the popular signals. If many installed antennas are capable of receiving signals from the satellite, then the satellite has created a “neighborhood” or “antenna community” that is desirable to other entities transmitting similar content, because a large number of their potential customers already have antennas dedicated to that satellite. Accordingly, the remaining available capacity on the satellite that can serve the neighborhood or antenna community becomes more desirable to the satellite operator’s customers and prospective customers.

Over the past few years, commercial satellite operators have tended to slow or halt their expansion plans in the face of lower utilization in many regional and trans-regional markets. However, because satellites take roughly three years to procure, build and launch, new satellites are still being launched, including into regions with sufficient or excess supply. In addition, regional and national satellite operators may continue to launch new satellites, which may compete with our satellites, and may not change their plans in response to economic conditions. In general, analysts predict that worldwide asset utilization troughed in 2005 and will increase thereafter due to three factors:

(1) a reduction in the launch of new capacity, (2) operators’ decisions not to replace satellites, or to replace them with satellites with less capacity, as they reach the end of their lives, and (3) steadily increasing unit demand. The introduction of new capacity, particularly in light of current relatively low industry asset utilization, could continue to place downward pressure on pricing and/or result in a slower uptake on the capacity we are offering.

Consolidation within the satellite industry may also affect supply. In particular, on August 29, 2005, Intelsat Ltd. announced that it and PanAmSat Holding Corporation had signed a definitive merger agreement. Intelsat and PanAmSat are two of our largest competitors, with 28 and 25 in-orbit satellites, respectively. The net effect of the merger of these two companies, if concluded, is difficult to determine. On the one hand, the combined entity will potentially be able to compete more effectively in light of its significantly larger scale. At the same time, the combination of these two entities may help to rationalize further the supply of satellite capacity and, consequently, help to reduce the oversupply of capacity and the resulting risk of downward pricing pressure for satellite services.

In certain regional and trans-regional markets, ground-based networks, particularly fiber optic networks, provide a more cost-effective alternative for certain types of applications, such as “point-to-point” transmissions, than satellite capacity. Capacity on these ground-based networks and capacity on a satellite system, however, are not perfect substitutes. For example, a wired ground-based network can only transmit a signal along the route that it physically travels, which we call “point-to-point” connectivity. A satellite network has the advantage of being able to connect multiple points with a single transmission because satellites, in essence, “blanket” an entire coverage area with their signal, which we call “point-to-multipoint” or “broadcast” coverage.

We try to avoid competing with ground-based services by focusing on services (particularly “point-to-multipoint” or broadcast services) where satellites have a competitive advantage and in regions where such ground-based services are often not available. In addition, we seek to provide services to customers who desire a combination of ground-based and satellite services, for back-up or other reasons.

Demand

Demand is primarily driven by economic and regulatory conditions, both generally and within a particular geographic area or product/service market. Economic growth leads to increases in television audience sizes, higher disposable incomes and greater advertising expenditures. These, in turn, lead to greater demand for video programming and a corresponding increase in demand for satellite capacity to transmit that programming. Similarly, increased personal computer use may increase demand for Internet access and other Internet-related services provided by local Internet service providers, which then need to purchase more capacity to transmit their data. Demand for other applications, such as private communications networks used by businesses, is also driven by general economic conditions.

Another key driver of demand for capacity is effective market access to new and existing markets. Over time, many regulators are easing the restrictions that historically had denied or limited the ability of non-domestic satellite operators to provide services in a market (although regulators in some markets, such as India, Kazakhstan and Russia are not, as discussed elsewhere in this annual report). In addition, many regulators are also liberalizing their non-satellite communications markets, for example by allowing new fixed or mobile telephone companies or Internet service providers to compete, by deregulating price controls that affect these services or by allowing companies to provide new types of services, such as DTH television. As communications markets are liberalized, competition generally increases, with two consequences. First, the new competitors desire capacity upon which to establish their new networks and provide their services. Second, competition tends to place downward pressure on end-user prices; as prices decline, a larger number of customers in the newly liberalized markets are able to afford communications services. Declining retail prices and increased competition, moreover, may encourage consumers to demand improved access to, and a broader selection of, telecommunications and video services. Governments may also affect demand in other ways, for example by requiring service providers to incorporate new technologies (such as high-definition television, which requires more satellite capacity to transmit than traditional television) into their service offerings. In addition, both governments and industry can promote the development of technological standards, which allow for the mass production of content and equipment and, thereby, promote the broader availability of such content and equipment at lower prices.

Demand also can be driven by events of a shorter-term nature, such as major sporting events (for example, the Olympics or World Cup) or events of a newsworthy nature such as the conflict in the Middle East.

Overall demand for video services is continuing to grow, particularly in parts of the Middle East, Africa,

and on the Indian subcontinent. These areas generally are underserved with video content relative to developed video markets, such as those in Europe, North America and Latin America. Our ability to capture this demand will depend on the customers’ technical requirements, whether one of our satellites covers the geographic service region, the relative attractiveness of our pricing, and other competitive considerations. In some markets, including India, Kazakhstan and Russia, regulatory restrictions on market access by foreign satellite operators may also affect our ability to maintain or capture video demand. Moreover, there are a limited number of opportunities to secure business from providers of DTH services, since generally any market can sustain only one or two such services and each service tends to be carried in its entirety over a single satellite system. Demand for satellite capacity to transmit video signals will also increase as new high-definition television services are introduced, since it takes a greater amount of satellite capacity to transmit a high-definition television service than a traditional television service.

Overall demand for data services is also continuing to grow, fuelled in particular by demand from government users. According to a 2005 study by industry analysts, government users are believed to have spent over $798 million on satellite services in 2005, up from approximately $710 million in 2004 and $650 million in 2003. The U.S. government is estimated to account for approximately three-fourths of this spending. This study projects that the government services market will continue to expand in the coming years, with the U.S. government and non-U.S. government market segments growing at compounded annual growth rates of 13% and 9%, respectively, over the 2005-2010 period. Governmental customers and the resellers that serve them, moreover, generally are attractive customers for other reasons, including their creditworthiness and the recurring nature of their business. During 2004 and 2005, we have seen increased competition in the government services market, changes in the ownership or business strategy of our customers who provide satellite services to government users, and developments that may lead to changes in the procurement processes used by governments or the prices they are willing to pay for these services. In particular, in 2004, our largest customer, COMSAT General Corporation, a reseller of satellite services to the U.S. government, was purchased by Intelsat. Notwithstanding Intelsat purchase of COMSAT General Corporation, we believe that we remain an attractive service provider to the U.S. government and will continue to be able to compete successfully in the government services market. In addition, in connection with Intelsat’s purchase of COMSAT General Corporation and in order to preserve the diversity of suppliers to the U.S. government, we entered into an agreement with Intelsat under which we agreed to continue to provide, and Intelsat agreed to continue to procure from us, satellite capacity for services to COMSAT General Corporation for certain U.S. government-related contracts using our satellites. The agreement is for a two-year term, beginning on the date of the closing of the Intelsat purchase in October 2004, and covers all renewals of contracts pursuant to which we supplied COMSAT General Corporation with capacity as of the date of the closing. Also, the U.S. Department of Defense has undertaken an effort to revise its approach for procuring commercial satellite capacity. This effort could result in downward pricing pressure over time for U.S. government services, the imposition of new security measures relating to command, control and other operations of commercial communications satellite operators carrying certain U.S. government traffic, or a preference for operators complying with more stringent security measures. If we are unable to implement appropriate security measures, over time we may be unable to secure certain types of U.S. Department of Defense business and may be at a competitive disadvantage in securing such business.

Pricing

Various market forces, which can differ by region, affect pricing of transponder capacity. We sell our available capacity at prevailing market prices, which vary with the connectivity and neighborhood, the amount of capacity required, the type of service, the technical characteristics of the capacity we are offering, the duration of the service under contract and the supply of comparable capacity. In general, we price contracts of shorter duration and for less capacity on a higher cost-per-unit basis than contracts of longer duration and for more capacity. Pricing determines the extent to which increasing unit demand translates into revenue growth.

Effects of Revenue Drivers on New Skies

Our results during 2005 reflected our continued additional sales of our available capacity. We believe that our new satellites are commercially attractive, given their relatively high power levels (higher power levels can improve the quality of a customer’s service and can make it possible to transmit larger amounts of information and/or use smaller sized ground antennas), attractive geographic coverage, and flexibility that allow us to allocate and reallocate capacity over time to areas in which demand exists.

For new contracts, including renewals, entered into in 2005, our average rate per transponder per year (expressed in 36 MHz units) was $1.4 million, as compared to $1.2 million in 2004, which reflected a return to pricing levels last experienced in 2003.

We have procured one additional satellite, NSS-8, which the manufacturer currently projects will be launched in the fourth quarter of 2006 and will enter commercial service approximately 90 days after a successful launch. Once NSS-8 enters commercial service, it will grow our total transponder capacity for sale by 28%, which we believe will allow us to increase our revenues.

The average duration of the new agreements we signed in 2005 was approximately two years, in line with the overall average duration of all of our customer agreements. Average contract durations typically vary by service type. Among the market segments that we serve, video and some data and voice customers tend to enter into multi-year contracts, while many data and voice customers, and most Internet-related services customers, tend to prefer shorter-term contracts. Prior to 1999, the majority of our contracts were for video transmission and generally had an average duration of five years. Since 1999, we have increased the number of contracts for the transmission of data services, including government services, and Internet-related content. Government users in particular typically sign only one-year agreements. We therefore have seen a decline in average contract duration as revenues from our data services, including government services, have grown as a percentage of our total revenues.

We currently provide transponder capacity on both fixed-term and occasional use bases. We recognize revenue on a straight-line basis over the period during which satellite services are provided.

We continue to market and sell multi-year contracts in order to provide greater stability and certainty regarding our revenues going forward. In particular, such sales allow us to maintain a level of future contractual service commitments, or backlog, that enables us to enter each year with a significant portion of that year’s revenues already secured. For example, at December 31, 2005, we had a contractual backlog for future services of $502 million, of which $175 million is contracted for receipt in the year ending December 31, 2006. See “—Backlog.”

Expenses

Our ongoing operating expenses include our cost of operations, selling, general and administrative expenses and depreciation. Our cost of operations includes costs associated with:

•      tracking, telemetry, control and payload management operations for our satellites (which involve monitoring spacecraft signals; sending routine commands to control spacecraft operations; performing regular ranging measurements on each satellite and resolving spacecraft orbits; performing periodic maneuvers and other spacecraft operations; responding to anomalies as and when they arise; and monitoring the signals transmitted over our satellites for quality, troubleshooting and other purposes);

•      fiber optic and teleport services associated with the provision of bundled services;

•      in-orbit insurance for our satellites; and

•      the costs associated with our own operations and engineering infrastructure.

Selling, general and administrative expenses include costs associated with:

•      our sales and marketing and administrative staff;

•      travel, office and occupancy costs; and

•      other related expenses.

Depreciation includes the costs associated with the depreciation of communication, plant and other property, principally our satellites. Depreciation is our single largest expense. Because we depreciate our satellites on a straight-line basis over their anticipated useful lives, depreciation expense is generally constant from year to year unless we launch a satellite or a satellite reaches the end of its depreciable life. Depreciation of a satellite starts when it enters commercial service, which begins upon successful completion of in-orbit testing. NSS-6 entered commercial service in February 2003. Consequently, depreciation expense increased $2.5 million in 2004 primarily as a result of the full-year effect of NSS-6 depreciation. In addition, as a consequence of the Acquisition and the allocation of the purchase price paid to underlying assets acquired and liabilities assumed, we have assigned fair values to all of our assets including our satellites. This resulted in a reduction to the carrying value of our satellites, and hence our depreciation expense in 2005 and going forward has also been reduced.

We are also constructing one additional satellite, NSS-8, which the manufacturer currently projects will be launched in the fourth quarter of 2006 and will enter commercial service approximately 90 days following a successful launch. This new satellite will further increase depreciation charges assuming it is successfully launched and placed into commercial service. If and when we add new satellites to our fleet, we will also incur additional costs for any launch insurance and in-orbit insurance that we procure.

In-orbit insurance represents the cost to insure the net book value, excluding unamortized performance incentives, of our satellites. While we continue to periodically review our insurance coverage arrangements, including the possibility of self-insuring certain of our risks, to date we have elected to insure the entire net book value of our satellites, with the exception of performance incentives, as these are payable only to the extent that the satellite continues to operate successfully. While in recent years the trend has been for insurance premiums to rise, the annual reduction in insurable values as a consequence of the lower net book values of our satellites has caused overall premiums charged to remain constant, or even decrease, year-on-year. Our in-orbit insurance costs do rise, however, when a new satellite is launched and enters the in-orbit insurance program (other than NSS-8, whose net book value will be insured through a third-party contractual arrangement rather than through traditional insurance, although we may still choose to purchase supplemental insurance if we deem the contractual arrangement’s coverage to be less comprehensive than our existing policies).

We fully monitor and operate all of our satellites using our own tracking, telemetry and control facilities.

We believe that we have achieved a critical mass with respect to our operations and staff, with the result that we do not anticipate significant increases in our operating expenses in the near term, except for the impact of any adverse change in the insurance markets on premiums paid for in-orbit insurance for our existing fleet, and additional third-party costs we incur to provide incremental bundled services to our customers. We consider the balance of our operations and sales infrastructure cost to represent a largely fixed cost.

While the ongoing business remains substantially unchanged, the Acquisition of New Skies Satellites N.V., as previously discussed, resulted in (1) additional debt being incurred, which has caused our interest expense to become correspondingly higher, (2) depreciation decreasing as a consequence of purchase accounting adjustments reducing the net book value of our long-lived assets to fair value and (3) an annual monitoring fee being incurred, the total amount of which was accelerated in connection with the NSS IPO. These first two of these three items will have a consequential impact on the level of expenditures we incur on an ongoing basis.

Backlog

We provide customers with satellite transponder capacity for contract periods varying from less than one year to 15 years. At December 31, 2005, we had a contractual backlog for future services of $502 million, with data/voice and video services representing 41% and 47% of this total, respectively, based on information provided by our customers typically at the commencement of their services, 5% representing voice trunking services and the balance relating to Internet-related services. Of our $502 million of backlog as of December 31, 2005, approximately $175 million related to services to be delivered in 2006, $103 million in 2007, $68 million in 2008, $48 million in 2009, $37 in 2010 and $71 million in 2011 and thereafter. In addition, during 2005, we continued to experience a general downward trend in backlog due to shorter contract durations, which is consistent with recent trends in the industry.

Of our $502 million backlog, which we do not recognize as revenue until we actually perform the services, approximately $468 million, or 93%, related to obligations provided under non-cancellable agreements. The remaining backlog relates to preemptible capacity contracts which we inherited from INTELSAT that have cancellation options, subject to the payment of a cancellation fee equal to 25% of the remaining amounts due under the contract by the customers. We cannot rule out the possibility we could face contract terminations arising in the normal course of business or as a result of other market forces or government directives.

As of December 31, 2005, the average remaining duration of our backlog, based on a weighted average of backlog outstanding, was approximately five years. On a simple average basis, representing the remaining duration of our contracts divided by the number of contracts, our average remaining duration of our contracts was approximately two years.

Critical Accounting Policies

Our significant accounting policies are described fully in Note 3 to our consolidated financial statements included elsewhere in this annual report. We consider a number of accounting policies to be critical to the understanding of our results of operations. These accounting policies relate to revenue recognition, our communications, plant and other property, impairment of long-lived assets, income taxes, goodwill and satellite performance incentives. Our preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue results from utilization charges that are recognized as revenue on a straight-line basis over the period during which the satellite services are provided. This revenue is recognized provided that collection of the related receivable is reasonably assured. We make estimates regarding the probability of collection based upon an evaluation of the customer’s creditworthiness, the customer’s payment history and other conditions or circumstances that may affect the likelihood of payment. When we have determined that the collection of payments for satellite utilization is not reasonably assured at the time the service is provided, we defer recognition of the revenue until such time that collection is believed to be reasonably assured or the payment is received. We also maintain an allowance for doubtful accounts for customers’ receivables where the collection of these receivables is uncertain. If our estimate of the probability of collection is not accurate, we may experience an increase in our bad debt expense. As we expand our customer base to include certain smaller entities, including newer entrants in the telecommunications marketplace and customers in emerging markets, the change in the mix of our customer base could result in larger write-offs of receivables or an increase in contractual defaults than we have experienced historically.

We receive payments for satellite utilization charges from some customers in advance of our providing services. Amounts received from customers pursuant to satellite capacity prepayment options are recorded in our consolidated financial statements as deferred revenue. These deferred amounts are recognized as revenue on a straight-line basis over the period during which the satellite services are provided.

Communications, Plant and Other Property

Communications, plant and other property are carried at cost and consist primarily of the costs of satellite construction and launch, including capitalized performance incentive payments, insurance premiums related to satellite launches and in-orbit testing, capitalized interest and costs directly associated with monitoring and support of satellite construction. Satellite construction and launch services costs are capitalized to reflect progress toward completion, which typically coincides with contract milestone payment schedules. Insurance premiums related to satellite launches are capitalized and amortized over the lives of the related satellites. Insurance policies procured for in-orbit operations are expensed as incurred. Satellite performance incentives payable in future periods are dependent on the continued satisfactory performance of the satellites in service.

Communications, plant and other property are depreciated on a straight-line basis over their estimated useful lives. The depreciable lives of our satellites range from 12.5 years to 14 years. We make estimates of the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated orbital maneuver life. The orbital design life of a satellite is the length of time that the satellite’s hardware is required under the contract with the manufacturer to remain operational under normal operating conditions. In contrast, a satellite’s orbital maneuver life is the length of time we project we will be able to continue to operate a satellite based on its remaining fuel level, fuel consumption rate and other relevant factors.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

Our long-lived assets, which are comprised primarily of our in-service satellite fleet, are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment can arise from complete failure or partial failure of the satellites as well as a change in expected cash flows. Such impairment tests are based on a comparison of estimated undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset value will be written down to fair value.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under

this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities and net operating loss carry-forwards using enacted rates. Valuation allowances are provided against assets that are not likely to be realized.

Goodwill and Other Intangible Assets

The excess of the purchase price over the fair market value of net assets acquired is recorded as goodwill and is tested for impairment at least on an annual basis. Similarly, other intangible assets comprising of tradenames and in-use orbital slots are also evaluated for possible impairment on an annual basis, or more frequently if circumstances indicate a possible impairment.

Satellite Performance Incentives

Our cost of satellite construction includes an element of deferred consideration to satellite manufacturers referred to as “satellite performance incentives.” We are contractually obligated to make these payments, historically representing up to 8% of the cost of our existing satellites and 100% with respect to the NSS-8 satellite currently under construction, over the minimum, contractually obligated, orbital design lives of the satellites, provided the satellites continue to operate in accordance with contractual specifications. We capitalize the present value of these payments as part of the cost of constructing these satellites and record a corresponding liability to the satellite manufacturers. This obligation is then reduced as the satellite performance incentive payments are made.

Results of Operations

The table below shows, for the periods indicated, certain items in the consolidated statements of operations, as a percentage of revenues.

Statement of Operations Data as a Percentage of Revenues

	Predecessor		Successor
	Year Ended December 31, 2003	Period January 1, 2004 to November 1, 2004	Period November 2, 2004 to December 31, 2004	Year Ended December 31, 2005
Revenues	100%	100%	100%	100%
Operating expenses:
Cost of operations	25	26	31	19
Selling, general and administrative	20	21	50	24
Transaction related expenses	—	15	—	1
Monitoring agreement fees	—	—	1	3
Depreciation and amortization	46	49	45	40
Total operating expenses	91	111	127	87
Gain arising on frequency coordination	—	18	—	8
Gain arising on sale of subsidiary	—	—	—	3
Operating income (loss)	9	7	(27)	24
Interest expense, net	1	1	28	26
Income tax expense (benefit)	3	2	(15)	(1)
Net income (loss)	5	4	(40)	(1)

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Revenues. Our revenues for the year ended December 31, 2005 were $240.5 million, an increase of $29.8 million, or 14%, as compared to $210.7 million for the same period in 2004. Our revenue growth during the year ended December 31, 2005 was primarily due to an increase in the overall satellite fleet fill rate to 64% as of December 31, 2005 compared to 55% as of December 31, 2004. This growth in fill rate was principally driven by increased demand for video and enterprise services in Central and South Asia, the Middle East and Africa, from restoration services provided to Intelsat on NSS-5 commencing in the first quarter of 2005, following the failure of one of Intelsat’s satellites, and from continued growth in government services across the fleet. Our increase in revenues was also partly due to the net impact of certain one-time events, mainly arising from occasional-use television services that were generated from various newsworthy world events that occurred in 2005.

Our average rate for new agreements, including renewals, entered into during 2005 was $1.4 million per annum per 36 MHz equivalent transponder, an increase of 17% from 2004 of $1.2 million, reflecting an improvement in overall market conditions over the prior year.

Cost of operations. Our cost of operations for the year ended December 31, 2005 decreased by $11.7 million, or 21%, to $44.6 million from $56.3 million for the same period in 2004. The decrease in our cost of operations resulted from reductions in third party teleport and satellite capacity procurements as well as overall reductions in other operating expenditures offset, in part, by an increase in stock-based compensation expense.

Selling, general and administrative. For the year ended December 31, 2005, our selling, general and administrative expenses increased $5.1 million, or 10%, to $58.7 million from $53.6 million in the same period in 2004. The increase primarily resulted from the stock-based compensation expense of $18.1 million for the year ended December 31, 2005, compared to $1.6 million in the same period in 2004, partially offset by reductions in one-time expenditures that were incurred in 2004 in relation to the termination of a customer contract and subsequent write-off of $7.8 million of the then-outstanding accounts receivable balance and $2.8 million relating to staff reductions made in 2004. The staff reductions made in 2004 also contributed to a reduction in the level of our expenditures in 2005.

Depreciation and amortization. Depreciation and amortization expense decreased by $7.3 million, or 7%, to $95.1 million for the year ended December 31, 2005 from $102.4 million for the same period in 2004. The net decrease was primarily due to the fair value adjustments reducing our fixed asset base in connection with the Acquisition.

Transaction related expenses. We incurred $2.9 million in transaction-related expenses during the year ended December 31, 2005. New Skies Satellites N.V. incurred $26.4 million of transaction-related expenses for the year ended December 31, 2004. The 2005 expenses relate to financial advisory fees and expenses, legal costs and accounting fees incurred in connection with the SES Transaction. See Note 15 to the consolidated financial statements. The 2004 expenses related to the same types of expense incurred in connection sale of substantially all the assets and liabilities of New Skies Satellites N.V. to New Skies Satellites B.V. on November 2, 2004.

Monitoring agreement fees. In connection with the Acquisition, Blackstone Management Partners IV L.L.C. entered into a transaction fee and monitoring agreement with New Skies Satellites B.V. relating to certain monitoring, advisory and consulting services for a period of ten years ending November 2, 2014. In connection with the NSS IPO, Blackstone Management Partners IV L.L.C. terminated this agreement. As contemplated by this agreement, New Skies Satellites B.V. paid, in the second quarter of 2005, a termination fee to Blackstone Management Partners IV L.L.C. of $6.1 million. In addition, New Skies Satellites B.V. also paid $0.8 million for these services in 2005 during the period prior to the agreement being terminated. For the year ended December 31, 2004, these costs totalled $0.2 million.

Gain arising on frequency coordination. In the first quarter of 2005, we received a one-time payment of $10.0 million from affiliates of SES Global and in the third quarter of 2005 we received a further one-time payment of $9.5 million from affiliates of SES Global, in each case following the successful resolution of certain frequency coordination matters. These payments positively affected our operating income for the year ended December 31, 2005. Similarly, in the second quarter of 2004, we received a one-time payment of $32.0 million from Intelsat LLC following the successful resolution of certain frequency coordination matters. This payment also positively affected our operating income for the year ended December 31, 2004.

Gain arising on sale of a subsidiary. On November 8, 2005, New Skies Satellites B.V. sold its wholly-owned subsidiary, New Skies Networks Pty Limited, to Multiemedia Ltd for cash consideration of $10.0 million, recognizing a gain on sale of $7.0 million. Concurrent with the sale, New Skies Satellites B.V. also entered into a five year Teleport Services Ordering agreement and a five year Space Segment Capacity agreement to ensure that the services that were previously provided to and received from New Skies Networks Pty Limited continue to be received, and from which New Skies Satellites B.V. will continue to generate direct cash flows. Accordingly, the results of New Skies Networks Pty Limited for the period through November 8, 2005 are shown as generated from continuing operations.

Interest expense, net. Interest expense, net was $61.9 million for the year ended December 31, 2005 compared to $11.2 million in the same period in 2004. The net increase was due to the full-year affect of the new debt used to finance the Acquisition and the impact of accelerating the amortization of deferred financing fees as a consequence of the prepayment of $306.4 million of the term loan facility in 2005.

Income tax benefit. Our income tax benefit for the year ended December 31, 2005 was $1.8 million compared with $1.1 million for the year ended December 31, 2004. Our effective income tax benefit rate for the year ended December 31, 2005 increased to 56% as compared to 15% in the same period in 2004. The increase in our effective tax rate was primarily due to certain non-taxable one-time gains in 2005.

Year Ended December 31, 2004 (Combined) Compared to Year Ended December 31, 2003

Revenues. Our total combined revenues for the year ended December 31, 2004 were $210.7 million, a decrease of $4.2 million, or 2%, as compared to $214.9 million for 2003. The slight fall in revenues over 2003 reflected price compression resulting from difficult market conditions as well as competitive market pricing given to customers to enter into multi-transponder agreements. The average rate per transponder for contracts entered into in 2004 declined to $1.2 million from $1.4 million in the previous year.

The decline in the average price per transponder was partially offset by an increase in the overall satellite fleet fill rate, defined as the number of our revenue-generating transponders (expressed in 36 MHz units) divided by our fleet-wide station-kept transponder capacity available for service (expressed in 36 MHz units). The fleet fill rate was 55% at December 31, 2004 as compared to 48% at December 31, 2003.

Cost of operations. Our cost of operations for 2004 increased by $3.1 million, or 6%, to $56.3 million from $53.2 million for 2003. The increase in our cost of operations primarily resulted from an increase in in-orbit insurance premiums of $2.9 million, which was attributable to the addition of NSS-6 and NSS-7 to the insurable asset base.

Selling, general and administrative. For 2004, our selling, general and administrative expenses increased $11.5 million, or 28%, to $53.6 million from $42.1 million for 2003. Selling, general and administrative expenses for 2004 included a $7.8 million charge relating to the termination of a customer contract and subsequent write-off of the associated accounts receivable balance for non-performance and $2.8 million relating to staff reductions.

Transaction related expenses. Transaction expenses directly incurred by New Skies Satellites N.V. in connection with the Acquisition were $26.4 million and were comprised primarily of $9.7 million related to financial advisory fees and expenses, $8.9 million related to legal and accounting fees and other third party services and $7.8 million related to the settlement of outstanding stock options and other bonuses.

Depreciation. Combined depreciation expense increased by $2.5 million, or 3%, to $102.4 million for 2004 from $99.9 million for 2003. The net increase was due to the commencement of service of NSS-6 in February 2003 and other equipment placed into service, offset in part by the decrease of $1.2 million resulting from the $40.8 million revaluation of long-term assets in connection with the Acquisition.

Gain arising on frequency coordination. In 2004, we received a one-time payment of $32.0 million from Intelsat LLC following the successful resolution of certain longstanding frequency coordination matters.

Interest expense, net. Interest expense for 2004 increased by $10.0 million to $11.2 million compared to $1.2 million for 2003. This increase was primarily due to the incurrence of new indebtedness used in the financing of the Acquisition.

Income tax expense. Our combined income tax benefit for 2004 was $1.0 million, a decrease of $7.7 million, as compared to income tax expense of $6.7 million for the prior year. The fluctuation in 2004 was due to the variance in our pre-tax income.

Our annual effective income tax rate was reduced in 2004 as compared to 2003. The decrease in the effective tax rate was primarily due to the pre-tax loss incurred in the period from November 2, 2004 to December 31, 2004 for which we recorded a deferred tax asset for the net operating loss carryforward that arose during this period. Further, the decrease in the effective tax rate is also partly due to a future corporate income tax rate reduction in The Netherlands that was enacted in the fourth quarter of 2004. Future changes in the effective tax rate will be subject to several factors, including enacted tax laws, tax planning strategies and business profitability.

Liquidity and Capital Resources

Prior to the Acquisition, our principal sources of liquidity were cash flow provided by operating activities and amounts available under the Predecessor’s unsecured revolving credit facility.

In connection with the Acquisition, New Skies Satellites B.V. entered into senior secured credit facilities, consisting of a $460.0 million term loan facility and a $75.0 million revolving credit facility, and issued $160.0 million aggregate principal amount of senior floating rate notes and $125.0 million aggregate principal amount of senior subordinated fixed rate notes. In addition, the investment funds contributed to New Skies Investments S.a.r.l. aggregate proceeds of $153.0 million in the form of 4,371,428 preferred equity certificates and $8.5 million in the form of 242,857 convertible preferred equity certificates.

In February 2005, New Skies Satellites B.V. entered into an amended agreement for NSS-8, which (among other things) amended the satellite’s contractual delivery deadline and payment terms. Under the terms of the amended agreement, the manufacturer refunded to us all construction payments that had been made to date, including $30.0 million that is being held in escrow and will be applied to the purchase price of the satellite. The entire purchase price of NSS-8 will be paid as satellite performance incentives, subject to satisfactory performance of the satellite during its contractual design life, and we have provided (and will continue to provide) commercially reasonable security to the manufacturer with respect to unpaid incentives.

Also in February 2005, New Skies Investments S.a.r.l. issued and indirectly sold 125,608 preferred equity certificates and 6,972 convertible preferred equity certificates to New Skies (Cayman) Ltd., which is owned by the six members of New Skies Satellites B.V.’s executive management committee, for $4.6 million.

During 2005, using the proceeds of the NSS-8 satellite construction payment refund and cash-on-hand, New Skies Satellites B.V. repaid $88.8 million of borrowings under the term loan facility and we repaid $88.0 million of the preferred equity certificates. See Note 2 to the consolidated financial statements.

In addition, we used the proceeds of the NSS IPO, together with cash-on-hand, to fund the prepayment by New Skies Satellites B.V. of $142.6 million of outstanding borrowings under its term loan facility, to fund the payment of a $70.8 million dividend to the existing, pre-NSS IPO shareholders, including management, and to fund the payment of a termination fee of $6.1 million to Blackstone Management Partners IV L.L.C. in connection with the termination of a transaction and monitoring fee agreement that New Skies Satellites B.V. had entered into at the time of the Acquisition. See Note 2 to the consolidated financial statements.

Also during 2005, we used cash-on-hand to fund the prepayment by New Skies Satellites B.V. of a further $75.0 million of borrowings under its term loan facility.

In connection with the NSS IPO and effective upon its consummation, and as a result of the prepayments that had been made to date, New Skies Satellites B.V. amended its senior secured credit facilities to, among other things:

•      increase the amount of permitted dividends (see Note 2 to the consolidated financial statements);

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

In July 2005, New Skies Satellites B.V. concluded exchange offers pursuant to which it exchanged all previously outstanding senior floating rate notes for senior floating rate notes that had been registered under the Securities Act of 1933 and exchanged all previously outstanding senior subordinated notes for senior subordinated notes that had been registered under the Securities Act of 1933. New Skies Satellites B.V. conducted the exchange offers in order to satisfy certain of its obligations under the registration rights agreements entered into in connection with the placement of the outstanding notes. The terms of the exchange notes that were issued in the exchange offers are substantially identical to the terms of the previously outstanding notes, except that the exchange notes are freely tradeable. We did not receive any cash proceeds from the issuance of the exchange notes in the exchange offers.

As of December 31, 2005, we had $438.6 million outstanding in aggregate senior indebtedness, with an additional $125.0 million of available borrowings under our revolving credit facility (excluding $2.0 million of outstanding letters of credit, which reduce the amount available under the revolving credit facility). The $438.6 million of senior indebtedness was comprised of $153.6 million outstanding under our secured credit facility, $160.0 million outstanding under our senior floating rate notes and $125.0 million outstanding under our senior subordinated fixed rate notes.

During 2006, we anticipate that our liquidity requirements will result primarily from our subsidiary’s debt service requirements as well as the need to fund working capital requirements, although our liquidity requirements may increase if the SES Transaction does not close. Other than payments relating to the NSS-8 satellite, which is currently under construction, we do not anticipate that we will need to make significant additional capital investments until approximately 2010, when we will need to begin procuring replacement satellites, unless we suffer a satellite failure or an NSS-8 launch failure, which could require us to begin making these capital expenditures earlier. We anticipate that our 2006 capital expenditures will be between $5.0 and $10.0 million.

Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for the foreseeable future. As our business generally is not seasonal, we have had little need for short-term borrowings to finance normal operations.

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

Covenant Compliance

New Skies Satellites B.V.’s senior secured credit facilities and indentures require it to maintain certain financial covenants and also subject it to certain restrictive covenants. As of December 31, 2005, it was in material compliance with all of such covenants.

Dividend Policy

At the time of the NSS IPO, our board of directors adopted a dividend policy which reflected an intention to distribute a substantial portion of the cash generated by our business in excess of operating expenses and working capital requirements, interest and capital expenditures as regular quarterly dividends to our shareholders. In connection with the NSS IPO, New Skies Satellites B.V. amended its senior secured credit facilities to, among other things, permit greater flexibility to pay dividends to shareholders. Since the NSS IPO, the company has declared $38.1 million of dividends. As part of our agreement with SES Global, we agreed to terminate our quarterly dividend program after the declaration and payment of our 2005 fourth quarter dividend of $0.463125 per share that was declared on December 19, 2005. See “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” and Note 2 to consolidated financial statements.

Sources and Uses of Cash

	Predecessor		Successor
(in millions of US Dollars)	Year Ended December 31, 2003	Period January 1, 2004 to November 1, 2004	Period November 2, 2004 to December 31, 2004	Year Ended December 31, 2005
Net cash provided by operating activities	$109.8	$111.2	$30.0	$124.2
Net cash provided by (used in) investing activities	(43.5)	(7.7)	(866.1)	140.3
Net cash provided by (used in) financing activities	(51.9)	(6.4)	873.7	(286.3)

Net cash provided by operating activities for the year ended December 31, 2005 totalled $124.2 million compared to $141.2 million for the same period in 2004. We had cash and cash equivalents of approximately $16.2 million as of December 31, 2005, and net trade receivables of $29.1 million, of which $21.3 million, or approximately 73%, were current or less than 30 days overdue.

Net cash provided by (used in) investing activities during the year ended December 31, 2005 was funded using cash flow from operating activities. If we exclude the $168.0 million of satellite procurement milestone payments refunded to us in the first quarter of 2005, of which $30.0 million of cash was placed in escrow as part of the amended NSS-8 agreement, and $9.0 million, net, relating to the disposal of one of our subsidiaries during the year, net cash used in investing activities totalled $6.7 million for the year ended December 31, 2005.

Net cash provided by (used in) financing activities included $306.4 million of repayments made against the senior long-term debt in the year ended December 31, 2005 from operating cash flows, the NSS-8 refund referred to above and the net proceeds of the NSS IPO.

Contractual Obligations

The following table summarizes our contractual obligations, including related estimated interest payments based on actual applicable rates for fixed rate obligations and forward interest rates for the relevant period for variable rate obligations, and commercial commitments as of December 31, 2005:

	Payments due by period
(in millions of US Dollars)	Total	Less than 1 year	1-3 years	4-5 years	After 5

Long-term debt:
Term loan facility(1)	$210.0	$10.4	$21.1	$21.4	$157.1
Senior floating rate notes(1)	252.9	15.7	31.7	32.0	173.5
Senior subordinated notes(1)	202.9	11.4	22.8	22.8	145.9
Operating leases	2.5	0.6	1.5	0.4	—
Unconditional purchase obligations(2)	19.4	9.5	5.4	1.8	2.7
Conditional payment obligations(3)	44.2	6.6	12.2	10.0	15.4
Contingent conditional payment obligations(4)	389.1	8.0	57.6	28.1	295.4
Total	$1,121.0	$62.2	$152.3	$116.5	$790.0

(1)   The senior secured credit facilities consist of a $460.0 million senior secured term loan facility that matures in May 2011 and a $125.0 million senior secured revolving credit facility that matures in November 2010. Borrowings under the facilities bear interest at an adjustable rate based on LIBOR for the associated period of draw-down plus an applicable margin. At December 31, 2005, a one-month draw-down under the facilities would bear interest at 6.4% per annum. In addition, a commitment fee of 0.375% is paid on the unused revolving credit amount.

The outstanding senior floating rate notes bear interest at a rate per annum, reset semi-annually, equal to LIBOR plus 5 1/8%. At December 31, 2005, these notes accrued interest at a rate of approximately 9.6% per annum.

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

Market Risks

We are exposed to market risks relating to interest rate changes from time to time. We manage our exposure to interest rate risk through internally established policies and procedures. To the extent that we intend to maintain significant borrowings under floating rate notes or credit facilities, we will evaluate the appropriateness of using various hedging instruments. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading, hedging, or for speculative purposes and are not a party to any derivative contracts.

We utilize both fixed rate and variable rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our cash flows or net income. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt instruments but do affect our cash flows and net income.

For our fixed rate public debt, the current market price, coupon and maturity are used to determine the yield for each public debt instrument as of the end of the period. The yield is then adjusted by a factor of 10% and this revised yield is then compared to the original yield to determine the potential negative fair value change as a result of the hypothetical change in interest rates.

For our variable rate debt, the effect on cash flows and net income is calculated as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates from the rate in effect as of December 31, 2005. The current LIBOR plus applicable margin as of the end of the period is applied to the applicable principal outstanding at the end of the period to determine interest expense based on period-end rates and principal balances. This calculation is then performed after increasing the LIBOR plus applicable margin by a factor of 10%. The difference between the two period interest expenses calculated represents the reduction in cash flows as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates. This amount is then tax effected based on our effective tax rate to yield the reduction in net income as a result of the potential effect of a hypothetical 10% adverse fluctuation in interest rates.

The only potential limitations of the respective models are in the assumptions utilized in the models such as the hypothetical adverse fluctuation rate and the discount rate. We believe that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

As of December 31, 2005, long-term debt consisted of fixed-rate borrowings of $125.0 million, $160.0 million of floating rate debt and a $153.6 million floating rate term loan facility. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on our fixed rate borrowings outstanding at December 31, 2005 would be a reduction in fair value of approximately $1.0 million. The potential effect of a hypothetical 10% adverse fluctuation in interest rates for one year on $160.0 million of floating rate debt and $153.6 million of floating rate term loan facility at December 31, 2005 would be a reduction in cash flows of approximately $1.5 million and $1.0 million, respectively, and a reduction in net income of approximately $1.1 million and $0.7 million, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined under SEC rules.

Stock Compensation

In conjunction with the NSS IPO, the underwriters’ decision to exercise their overallotment option and the dividend distributions that were subsequently made by us through December 31, 2005, we granted a total of 2,109,456 options to New Skies Satellites B.V.’s employees to acquire shares of our common stock during 2005 pursuant to the Company’s Stock Incentive Plan. The aggregate stock-based compensation associated with these awards is approximately $26.8 million, reflecting the estimated fair value of the options at the date of grant. This non-cash stock-based compensation is being recognized as an operating expense over the vesting period of the options. Certain of the options will vest based on continued employment over the next four years and the remaining options will vest upon the achievement of performance goals over the next four to seven years or imputed returns realized on sales of our shares by the investment funds. All outstanding options will vest upon the closing of the SES Transaction.

Certain of the options granted in conjunction with the NSS IPO and the underwriters’ decision to exercise their overallotment option vested upon issuance and were immediately exercised, allowing New Skies Satellites B.V.’s employees to acquire 108,763 shares of our common stock. Also as a consequence of the underwriters’ decision to exercise their overallotment option, optionholders received a bonus of approximately $4.3 million from cash on hand. A further 208,816 shares of our common stock were issued during 2005 to satisfy additional option exercises.

All options must be exercised or forfeited upon vesting. No options were exercisable at December 31, 2005. At December 31, 2005, all options had exercise prices of approximately $2.92 and weighted average remaining contractual lives of approximately three years. Upon the payment of dividends by us, the fair value of the options is adjusted to take into account the fact that the optionholder will not receive the benefit of that dividend. We recognized $20.5 million of stock-based compensation expense for the year ended December 31, 2005 under the Stock Incentive Plan, $12.4 million of which was non-cash in nature.

Additionally, in accordance with the net exercise provision of the Stock Incentive Plan, $3.8 million of cash payments related to taxation were made on behalf of employees from their realized, stock option gains. We did not recognize any additional cost in respect of this arrangement.

The stock-based compensation costs noted above increased our operating expenses for the year ended December 31, 2005 by $18.7 million compared to 2004. Additionally, the recognition of the deferred stock-based compensation over the applicable vesting periods will result in additional expense being recorded in the future respective periods, thereby reducing our earnings in those periods.

Taxation

New Skies Satellites B.V. has yet to conclude its discussions with the Dutch tax authorities regarding the final tax obligation of its Predecessor, New Skies Satellites N.V. Such obligation was a liability assumed by New Skies Satellites B.V. in connection with the Acquisition, and accordingly, New Skies Satellites B.V. recorded a provision for income tax of $20.0 million at the date of Acquisition. New Skies Satellites B.V. believes that this adequately covers the liability assumed with respect to the Predecessor’s tax liability.

Certain countries within which New Skies Satellites B.V. operates have sought to impose withholding taxes or income taxes on payments from customers in those countries, notwithstanding the existence of tax treaties that New Skies Satellites B.V. believes do not permit the imposition of such taxes. In particular, the Government of India has characterized payments made by Indian-based customers and certain payments made by non-resident customers in India as “royalty payments”. The Government of India has assessed taxes on these payments for the period April 1999 to March 2002 and may in the future assess taxes on these payments for subsequent periods. New Skies Satellites B.V. has appealed the assessment in accordance with applicable procedures for handling disputed tax assessments. However, New Skies Satellites B.V. believes it is probable that a loss has been incurred and has recorded an accrual totalling $7.6 million as of December 31, 2005, representing management’s best estimate of the amount of the withholding tax obligations that have accrued through December 31, 2005. As part of this on-going process a further hearing is scheduled for the second quarter of 2006, after which we will be better able to assess the amount of taxes, interest and any other penalties that may ultimately fall due.

Currency and Exchange Rates

All of our major capital expenditures and substantially all of our revenues and the majority of our operating expenses are denominated in U.S. dollars. Accordingly, we have adopted the U.S. dollar as our functional currency. Transactions in other currencies are translated into U.S. dollars using the rates that were in effect at the transaction date. Since all of our major inflows and outflows are denominated in U.S. dollars, we are not exposed to significant foreign currency exchange risk.

Recently Issued But Not Yet Adopted Accounting Standards

On April 15, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R “Share-Based Payment”. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that our financial statements must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The adoption of SFAS No. 123R will not have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29). SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a material impact on our consolidated financial statements.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and changes resulting from the adoption of a new accounting pronouncement that do not specify transition requirements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. SFAS No. 154 is effective for us as of January 1, 2006 and is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of the market risks affecting us, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk”.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
    of New Skies Satellites Holdings Ltd.:

We have audited the consolidated balance sheets of New Skies Satellites Holdings Ltd. and subsidiaries and its predecessor (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2003, the period from January 1, 2004 to November 1, 2004, the period from November 2, 2004 to December 31, 2004 and the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New Skies Satellites Holdings Ltd. and subsidiaries and its predecessor as of December 31, 2004 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2003, the period from January 1, 2004 to November 1, 2004, the period from November 2, 2004 to December 31, 2004 and the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Deloitte Accountants B.V.

/s/ A. Sandler
Amsterdam, The Netherlands
February 9, 2006

New Skies Satellites Holdings Ltd. and subsidiaries

Consolidated Balance Sheets
(In thousands of U.S. dollars, except share data)

	December 31,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$37,974	$16,156
Trade receivables (net of allowance for doubtful accounts of $7,262 and $6,527 as of December 31, 2004 and 2005, respectively)	36,371	29,053
Prepaid expenses and other assets	10,591	6,300
Total current assets	84,936	51,509

Communications, plant and other property, net (Note 4)	895,906	608,370
Goodwill and other intangible assets, net (Note 5)	—	28,213
Deferred tax assets (Note 7)	17,362	17,231
Debt issuance costs, net	32,109	17,473
Restricted cash (Note 4)	—	30,000
TOTAL ASSETS	$1,030,313	$752,796

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$28,381	$18,393
Accrued interest	4,880	6,594
Dividends payable	—	15,048
Income taxes payable	20,480	20,153
Deferred tax liabilities (Note 7)	10,848	5,964
Deferred revenues and other liabilities	21,031	24,618
Satellite performance incentives	6,332	5,625
Total current liabilities	91,952	96,395

Deferred revenues and other liabilities	10,224	11,534
Satellite performance incentives	30,597	29,097
Long-term debt (Note 8)	745,000	438,560
Preferred equity securities subject to mandatory redemption (Note 9)	164,327	—
Total liabilities	1,042,100	575,586

Shareholders’ Equity (Deficit)
Ordinary Shares (57,142 shares authorized, par value $35.00; 43,312 shares issued as of December 31, 2004)	1,516	—
Preferred shares (250,000,000 shares authorized, par value $0.01; none issued)	—	—
Ordinary shares (500,000,000 shares authorized, par value $0.01; 32,491,235 shares issued as of December 31, 2005)	—	325
Additional paid-in capital	—	301,309
Accumulated deficit	(13,973)	(124,306)
Accumulated other comprehensive income (loss)	670	(118)
Total Shareholders’ Equity (Deficit)	(11,787)	177,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,030,313	$752,796

See notes to consolidated financial statements.

New Skies Satellites Holdings Ltd. and subsidiaries

Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share amounts)

	Predecessor		Successor
	Year Ended December 31, 2003	Period January 1 to November 1, 2004	Period November 2 to December 31, 2004	Year Ended December 31, 2005

Revenues
(Including services to shareholders totaling $104,722 and $70,646 for 2003 and the period January 1 to November 1, 2004, respectively - see Note 10)	$214,900	$175,382	$35,295	$240,488

Operating Expenses:
Depreciation and amortization	99,899	86,426	16,022	95,128

Cost of operations Exclusive of depreciation shown separately above of $97,491, $83,999, $15,685 and $93,061 for the year ended December 31, 2003, the period January 1 to November 1, November 2 to December 31, 2004 and the year ended December 31, 2005, respectively (Including services from shareholders totaling $4,323 and $4,662 for 2003 and the period from January 1 to November 1, 2004, respectively)	52,963	45,161	10,906	42,238
- Stock-based compensation	256	216	—	2,340

Selling, general and administrative	40,147	34,274	17,685	40,530
- Stock-based compensation	1,916	1,612	—	18,145

Transaction related expenses (Note 2)	—	26,367	—	2,932
Monitoring agreement fees (Note 2)	—	—	247	6,938
Total Operating Expenses	195,181	194,056	44,860	208,251

Gain arising on frequency coordination (Note 11)	—	32,000	—	19,500
Gain arising on sale of subsidiary (Note 11)	—	—	—	7,011

Operating Income (Loss)	19,719	13,326	(9,565)	58,748
Interest expense, net	1,227	1,373	9,777	61,943

Income (Loss) Before Income Tax Expense (Benefit)	18,492	11,953	(19,342)	(3,195)
Income tax expense (benefit) (Note 7)	6,657	4,297	(5,369)	(1,778)

Net Income (Loss)	$11,835	$7,656	$(13,973)	$(1,417)

Basic and Diluted Earnings (Loss) Per Share	$0.10	$0.06	$(322.61)	$(0.05)

See notes to consolidated financial statements.

New Skies Satellites Holdings Ltd. and subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficiency)

For the year ended December 31, 2003, the periods ended November 1, 2004 and December 31, 2004 and the year ended December 31, 2005

(In thousands of U.S. dollars, except share data)

	Number of Ordinary Shares	Ordinary Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (at Cost)	Total Shareholders’ Equity (Deficit)
	(in thousands)
Predecessor
Balance, January 1, 2003	130,570	$6,026	$977,506	$56,019	$(685)	$(492)	$(19,341)	$1,019,033
Stock options exercised (Note 12)	51	3	356	—	—	—	—	359
Stock option forfeiture	—	—	(125)	—	125	—	—	—
Non-cash Stock compensation	—	—	1,791	—	381	—	—	2,172
Treasury stock:
Acquisition	—	—	—	—	—	—	(34,676)	(34,676)
Reissuance for share-based incentive plans	—	—	(399)	—	—	—	399	—
Retirement	(12,952)	(598)	(53,020)	—	—	—	53,618	—
Cumulative translation adjustment	—	—	—	—	—	3,067	—	3,067
Net income	—	—	—	11,835	—	—	—	11,835
Balance, December 31, 2003	117,669	5,431	926,109	67,854	(179)	2,575	—	1,001,790
Stock options exercised (Note 12)	794	49	3,090	—	—	—	—	3,139
Non-cash Stock compensation	—	—	5,716	—	179	—	—	5,895
Tax benefit from exercises of share based incentive awards	—	—	2,218	—	—	—	—	2,218
Cumulative translation adjustment	—	—	—	—	—	877	—	877
Dividend	—	—	—	(4,721)	—	—	—	(4,721)
Net income	—	—	—	7,656	—	—	—	7,656
Balance, November 1, 2004	118,463	5,480	937,133	70,789	—	3,452	—	1,016,854
Successor
Balance November 2, 2004	1	16	—	—	—	—	—	16
Issuance of ordinary shares	42	1,500	—	—	—	—	—	1,500
Net loss	—	—	—	(13,973)	—	—	—	(13,973)
Cumulative translation adjustment	—	—	—	—	—	670	—	670
Balance, December 31, 2004	43	1,516	—	(13,973)	—	670	—	(11,787)
Stock dividend prior to Initial Public Offering	18,489	185	(185)	—	—	—	—	—
Shareholder contribution upon internal restructuring	(43)	(1,516)	86,943	—	—	—	—	85,425
Ordinary shares issued	13,684	137	202,176	—	—	—	—	202,313
Stock options exercised	318	3	(3)	—	—	—	—	—
Dividends prior to Initial Public Offering	—	—	—	(70,768)	—	—	—	(70,768)
Dividends subsequent to Initial Public Offering	—	—	—	(38,148)	—	—	—	(38,148)
Non-cash Stock compensation	—	—	12,378	—	—	—	—	12,378
Net loss	—	—	—	(1,417)	—	—	—	(1,417)
Cumulative translation adjustment	—	—	—	—	—	(788)	—	(788)
Balance, December 31, 2005	32,491	$325	$301,309	$(124,306)	$—	$(118)	$—	$177,210

See notes to consolidated financial statements.

New Skies Satellites Holdings Ltd. and subsidiaries

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Predecessor		Successor
	Year Ended December 31, 2003	Period January 1 to November 1, 2004	Period November 2 to December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities:
Net income (loss)	$11,835	$7,656	$(13,973)	$(1,417)

Adjustments for non-cash items:
Depreciation and amortization	99,899	86,426	16,022	95,128
Deferred taxes	939	1,698	(5,607)	(3,515)
Stock compensation expense	2,172	5,895	—	12,378
Amortization of debt issuance costs	627	321	851	15,010
Gain arising from sale of subsidiary	—	—	—	(7,011)
Non-cash interest on preferred equity securities	—	—	2,827	4,417
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade receivables	(2,593)	(2,546)	8,036	6,840
Prepaid expenses and other assets	(2,981)	3,810	(3,881)	4,045
Accounts payable and accrued liabilities	(1,414)	6,480	5,838	(7,960)
Accrued interest	—	—	4,880	1,714
Income taxes payable	3,019	1,036	226	(937)
Other liabilities	(1,669)	395	14,803	5,494
Net Cash Provided by Operating Activities	109,834	111,171	30,022	124,186

Cash flows from investing activities:
Payments for communication, plant and other property	(43,492)	(7,690)	(4,393)	(6,671)
Acquisition of business, net of cash acquired	—	—	(861,741)	—
Sale of subsidiary, net of cash	—	—	—	8,997
Reimbursement of NSS-8 construction costs	—	—	—	168,000
Increase in restricted cash	—	—	—	(30,000)
Net Cash Provided by (Used in) Investing Activities	(43,492)	(7,690)	(866,134)	140,326

Cash flows from financing activities:
Stock options exercised	359	3,139	—	—
Repayment of short-term borrowings	(10,000)	—	—	—
Treasury stock acquired	(34,676)	—	—	—
Satellite performance incentives and other	(7,586)	(4,780)	(1,384)	(5,006)
Dividend	—	(4,721)	—	(93,868)
Proceeds from initial public offering, net of expenses	—	—	—	202,313
Proceeds from long-term borrowings	—	—	745,000	—
Repayments of long-term borrowings	—	—	—	(306,440)
Proceeds from preferred equity securities subject to mandatory redemption issued to a related party	—	—	161,500	4,683
Repayment of preferred equity securities subject to mandatory redemption issued to a related party	—	—	—	(88,000)
Debt issuance costs	—	—	(32,959)	—
Shareholder contribution	—	—	1,500	—
Net Cash (Used in) Provided by Financing Activities	(51,903)	(6,362)	873,657	(286,318)
Effect of exchange rate differences	485	642	413	(12)
Net change in cash and cash equivalents	14,924	97,761	37,958	(21,818)
Cash and cash equivalents, beginning of period	8,329	23,253	16	37,974
Cash and cash equivalents, end of period	$23,253	$121,014	$37,974	$16,156

See notes to consolidated financial statements.

No cash payments for interest (net of amounts capitalized) were made during the year ended December 31, 2003 and during the period January 1, 2004 to November 1, 2004. Cash payments for interest (net of amounts capitalized) were $3.0 million and $39.9 million for the period from November 2, 2004 to December 31, 2004 and the year ended December 31, 2005, respectively. Income taxes paid amounted to $2.7 million, $1.6 million, $0.2 million and $2.8 million for the year ended December 31, 2003, the period from January 1, 2004 to November 1, 2004, the period from November 2, 2004 to December 31, 2004, and the year ended December 31, 2005, respectively.

New Skies Satellites Holdings Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.     Basis of Presentation

New Skies Satellites Holdings Ltd. (“Holdings”) was formed on January 14, 2005 under the laws of Bermuda. The company is controlled by investment funds affiliated with The Blackstone Group (the “investment funds”).

Holdings completed its Initial Public Offering on May 13, 2005 (the “NSS IPO”). Immediately prior to the NSS IPO, the Company undertook an internal restructuring pursuant to which pre-existing shareholders indirectly contributed 100 percent of the equity, preferred equity certificates and convertible preferred equity certificates of New Skies Investments S.a.r.l. to Holdings. As Holdings did not commence operations prior to the restructuring, the balance sheet at December 31, 2004 represents that of New Skies Investments S.a.r.l. and the results for the year ended December 31, 2005 represent the combination of the results of New Skies Investments S.a.r.l and its subsidiaries for the period up to and including the date of the restructuring and those of Holdings and its subsidiaries for the periods thereafter (the “Successor”).

On November 2, 2004, New Skies Investments S.a.r.l, through its wholly owned subsidiaries, New Skies Holding B.V. and New Skies Satellites B.V., purchased substantially all of the assets and liabilities of New Skies Satellites N.V. (the “Acquisition”). Prior to this transaction, New Skies Investments S.a.r.l did not commence operations. Accordingly, the results for the period January 1, 2004 to November 1, 2004 represent the results of New Skies Satellites N.V. and its subsidiaries (the “Predecessor”).

References made to the “Company” or “New Skies” shall mean New Skies Satellites N.V. and its subsidiaries for the period up to and including November 1, 2004, New Skies Investments S.a.r.l. and its subsidiaries for the period up to and including the date of the internal restructuring discussed below, and Holdings and its subsidiaries for periods thereafter.

2.     Description of the Business

Acquisition of New Skies Satellites N.V.

New Skies Satellites B.V. purchased substantially all of the assets and liabilities of New Skies Satellites N.V. on November 2, 2004. On November 2, 2004, New Skies Satellites N.V. ceased operations following the sale of substantially all of its assets and liabilities to New Skies Satellites B.V. Following the Acquisition, New Skies Satellites B.V. and subsidiaries continued substantially the same business as New Skies Satellites N.V.

New Skies Satellites B.V. acquired the assets and liabilities of New Skies Satellites N.V. for cash consideration of $958.0 million and incurred direct acquisition costs of $24.8 million, for a total purchase price of $982.8 million. Direct acquisition costs comprised $12.3 million related to legal and accounting fees, $9.1 million related to financial advisory fees and out-of-pocket expenses and $3.4 million paid to Blackstone Management Partners IV L.L.C. under the terms of the Transaction Fee and Monitoring Agreement, as discussed further below, and for reimbursement of out-of-pocket expenses.  New Skies Satellites N.V. incurred $26.4 million of expenses associated with the sale of its assets and liabilities to New Skies Satellites B.V., comprising primarily of $9.7 million related to third party financing advisory fees and expenses, $8.9 million related primarily to legal and accounting fees and other third party services and $7.8 million related to the settlement of outstanding stock options as further discussed in Note 12 and other bonuses. Such costs were expensed as incurred and classified in the consolidated statements of operations as “Transaction related expenses.” None of these fees or expenses was paid to the investment funds.

In connection with the Acquisition, the investment funds contributed $153.0 million to the Company in the form of preferred equity certificates and $8.5 million in the form of convertible preferred equity certificates (see Note 9). In addition, New Skies Satellites B.V. entered into senior secured credit facilities, consisting of a $460.0 million term loan facility and a $75.0 million revolving credit facility, issued $160.0 million aggregate principal amount of Floating Rate Notes due 2011 and issued $125.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 to fund the Acquisition (see Note 8).

The following table provides a breakdown of the fair values assigned to the assets acquired and liabilities assumed at the date of acquisition (in thousands of U.S. dollars):

Cash and cash equivalents	$121,014
Trade receivables	44,406
Prepaid expenses and other assets	5,849
Communications, plant and other property	881,067
Intangible assets	28,505
Deferred tax assets	1,680
Accounts payable and accrued liabilities	(23,985)
Income taxes payable	(20,182)
Deferred revenues and other liabilities	(14,861)
Satellite performance incentives	(40,738)
Total	$982,755

During 2005, New Skies Satellites B.V. finalized the allocation of the purchase price to the assets and liabilities assumed, taking into account the results of an independent valuation study. New Skies Satellites B.V. allocated the purchase price on a preliminary basis based on its management’s best estimate of the fair values of the assets acquired and liabilities assumed at the date of acquisition.  Cash and cash equivalents, trade receivables, prepaid expenses and other assets, accounts payable and accrued liabilities and deferred revenues and other liabilities were stated at historical carrying values. Given the short-term nature of these assets and liabilities it was determined that these historical carrying values approximated fair value. Communications, plant and other property, satellite performance incentives and income taxes payable were recorded at estimated fair value based on evaluations performed by New Skies Satellites B.V. as of the date of Acquisition.

Based on the findings of the independent valuation study, the preliminary purchase price allocation was adjusted, in the third quarter of 2005, primarily to reflect the recognition of certain intangible assets.  As a result, the fair value of communications, plant and other property was reduced by $28.5 million and the following items were separately recorded as part of long-lived assets:  intangible assets relating to in-use orbital slots in the amount of $19.9 million, trade names in the amount of $3.8 million and goodwill in the amount of $4.8 million.  New Skies Satellites B.V. determined that intangible assets associated with in-use orbital slots have indefinite lives and the intangible asset associated with New Skies Satellites B.V.’s trade name has a determinable life of 15 years.  See Note 5.

The unaudited consolidated results of operations on a pro forma basis as though New Skies Satellites N.V. had been acquired as of the beginning of each year presented are as follows:

	Year ended December 31,
(in millions except per share data)	2003	2004
	(unaudited)	(unaudited)
Revenues	$214.9	$210.7
Net Loss	(26.0)	(34.3)
Basic and diluted loss per share	(1.41)	(1.86)

The pro forma net loss includes certain adjustments, such as reduced depreciation expense as a result of fair value adjustments to “Communications, plant and other property” and increased interest expense on debt incurred to finance the Acquisition. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the Acquisition taken place at the beginning of each year.

Prepayment of Credit Facility and Shareholder Loans; Amendment of Credit Facilities

In the first quarter 2005, New Skies Satellites B.V. entered into an amended agreement for the construction of the NSS-8 satellite, pursuant to which the manufacturer refunded all construction payments that had been made to date. In February 2005, New Skies Satellites B.V. used this refund, along with cash-on-hand, to pay down $88.8 million under the term loan facility and to make an $88.5 million distribution to its direct parent and sole shareholder, New Skies Holding B.V., resulting in a corresponding net reduction in amounts owed under the shareholder loans outstanding.

In connection with the NSS IPO, New Skies Satellites B.V.’s senior secured credit agreement was amended to increase the level of permitted dividends and to make various other changes. The amended credit facilities allowed for the payment of dividends by New Skies Satellites B.V. and New Skies Holding B.V. of up to $65 million for 2005 and annual dividends thereafter in an amount equal to 105% of the amount permitted to be paid in the immediately preceding fiscal year. Such dividends will be permitted only so long as no events of default exist under the credit agreement and provided that New Skies Satellites B.V.’s debt to Adjusted EBITDA ratio (as defined in the credit agreement) is below certain thresholds at the time of payment. The amount of dividends available will also be reduced by certain shareholder and other payments made. This amendment became effective upon the consummation of the NSS IPO on May 13, 2005 (as further discussed below). Pursuant to the amendment to the senior secured credit agreement, the amounts allowed for additional dividends increased (i) from $95.0 million to $100.0 million (to allow for the distribution paid in connection with the amended NSS-8 agreement, as discussed above) and (ii) from $10.0 million to $20.0 million, increasing to $30.0 million if the Company’s Total Leverage Ratio is equal to or less than 5.0x.

In connection with the NSS IPO, New Skies Satellites B.V. also amended the terms of its shareholder loans to provide for the option to make payments of principal and interest in cash or in-kind in order to accommodate the payment of dividends to the Company, which allowed the Company to pay dividends to its shareholders following the NSS IPO.

Initial Public Offering

On May 13, 2005, Holdings completed the sale of 11.9 million newly issued ordinary shares, equivalent to approximately 37% of the total issued and outstanding ordinary shares, in an initial public offering. Holdings also sold an additional 1.8 million shares on May 27, 2005 pursuant to the underwriters’ overallotment option. Holdings’ principal asset is its equity interest in New Skies Satellites B.V.

Holdings provided New Skies Satellites B.V. with $137.3 million of the NSS IPO net proceeds by way of an indirect shareholder loan. New Skies Satellites B.V. used $131.2 million of these funds, together with $11.4 million of cash-on-hand, to repay $142.6 million of the term loan facility and the remaining $6.1 million of these funds to pay a fee to Blackstone Management Partners IV L.L.C. in connection with the termination of the transaction and monitoring fee agreement.

During the second quarter of 2005, Holdings used $43.2 million of the net proceeds from the NSS IPO and $27.5 million from the net proceeds of the exercise of the underwriters’ overallotment option to pay a dividend to the existing, pre-NSS IPO shareholders, including management.

Prior to the consummation of the NSS IPO, the Company completed an internal restructuring pursuant to which the investment funds and management contributed 100% of the equity, preferred equity certificates and convertible preferred equity certificates of New Skies Investments S.a.r.l. to the Company. Due to this restructuring, the investment funds and management became owners of 100% of the equity of the Company. As a result, New Skies Investments S.a.r.l., New Skies Holding B.V. and New Skies Satellites B.V. became indirect wholly-owned subsidiaries of the Company.

In connection with the NSS IPO, the Company granted options to some of New Skies Satellites B.V.’s employees, including its senior executives, to purchase shares of its common stock. See Note 12.

Dividend Policy

In connection with the NSS IPO, the board of directors of the Company adopted a dividend policy which reflected an intention to distribute a substantial portion of the cash generated by its business in excess of operating expenses and working capital requirements, interest and capital expenditures as regular quarterly dividends to its shareholders.

Subsequent to the IPO and through December 31, 2005, the Company declared quarterly cash dividends totalling $38.1 million.   As part of its agreement with SES Global, the Company agreed to terminate its dividend program after the declaration and payment of its 2005 fourth quarter dividend, which was declared on December 19, 2005 and paid in January 2006.

Offer to Exchange Senior Floating Rate Notes and Senior Subordinated Notes

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

Transaction Fee and Monitoring Agreement

In connection with the Acquisition, Blackstone Management Partners IV L.L.C. entered into a transaction fee and monitoring agreement with New Skies Satellites B.V. relating to certain monitoring, advisory and consulting services under the monitoring agreement for a period of 10 years ending November 2, 2014. In addition, New Skies Satellites B.V. paid a transaction and advisory fee to Blackstone Management Partners IV L.L.C. in an aggregate amount of $9.0 million upon the completion of the Acquisition. This payment was allocated between direct acquisition costs and debt issuance costs.

Under the monitoring agreement, New Skies Satellites B.V. agreed to pay Blackstone Management Partners IV L.L.C. an aggregate annual monitoring fee equivalent to the greater of $1.5 million or 1% of EBITDA (as adjusted to eliminate the impact of certain non-cash and other items), and to reimburse Blackstone Management Partners IV L.L.C. for their out-of-pocket expenses. Under the terms of the monitoring agreement, in the event of an initial public offering, Blackstone Management Partners IV L.L.C. had the right to elect to receive, in lieu of annual payments under the monitoring agreement, a single lump sum cash payment equal to the net present value of all of the then unpaid current and future monitoring fees payable under the agreement. The discount rate used for the prepayment election would be the yield on US Government bonds, at the time of the election, having a maturity closest to November 2, 2014. The transaction fee and monitoring agreement would then terminate. Similarly, if the equity participation of Blackstone Management Partners IV L.L.C. in New Skies Satellites B.V. fell below 5% the agreement would also terminate. Monitoring fees are included in selling, general and administrative expenses.

For the two-month period ended December 31, 2004, New Skies Satellites B.V. incurred a monitoring fee of $0.2 million and reimbursed Blackstone Management Partners IV L.L.C. for out-of-pocket expenses associated with the Acquisition of $4.8 million. The out-of-pocket expenses were allocated between direct acquisition costs and debt issuance costs. In connection with the NSS IPO in May 2005, Blackstone Management Partners IV L.L.C. terminated the transaction and monitoring fee agreement. As contemplated by such agreement, New Skies Satellites B.V. paid Blackstone Management Partners IV L.L.C. a termination fee of $6.1 million from the proceeds of the IPO.  For the year ended December 31, 2005, New Skies Satellites B.V. incurred $0.8 million of monitoring fees in addition to the $6.1 million termination fee mentioned above.

3.     Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared following accounting principles generally accepted in the United States of America (“U.S. GAAP”). Amounts are reported in thousands of U.S. dollars, unless indicated otherwise. Certain amounts reported in previously issued financial statements have been reclassified to conform to the current financial statement classification. The following are the significant accounting policies used by the Company:

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Functional Currency—Substantially all of the Company’s revenues, capital expenditures and the majority of operating expenses are denominated in U.S. dollars. Accordingly, the U.S. dollar has been adopted as the functional currency. Transactions in other currencies are translated into the functional currency using rates that are in effect at the transaction date.

Foreign Currency Translation—The Company’s reporting currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and costs relating to the operations of such subsidiaries are translated at average exchange rates during the period. Resulting translation adjustments are directly recorded in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Use of Estimates—The preparation of financial statements requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—Revenues result from utilization charges arising from the provision of satellite and ground-based services. Revenues are recognized on a straight-line basis over the period during which the services are provided. Deferred revenues represent the unearned balances remaining from amounts received from customers pursuant to prepayment options as set out in transponder service agreements. These amounts are recorded as revenues on a straight-line basis over the period during which these prepaid satellite services are provided.

Cash and Cash Equivalents—The Company considers temporary investments with original maturities of three months or less when purchased to be cash equivalents.

Debt Issuance Costs—Debt issuance costs represent costs incurred by the Company to secure debt financing. These costs are amortized to interest expense on a straight-line basis over the life of the related indebtedness. Approximately $33.0 million of costs incurred with the issuance of the Senior Secured Credit Facilities, Senior Floating Rate Notes and Senior Subordinated Notes in November 2004 were capitalized and are being amortized over periods of six to eight years, on a straight-line basis.  In the event the Company exercises its rights to prepay any portion of its credit facilities or notes outstanding, all unamortized costs associated with the retired debt obligation will be immediately charged to interest expense.

Communications, Plant and Other Property—Communications, plant and other property are carried at historical cost and consist primarily of the costs of satellite construction and launch, including capitalized performance payments, insurance premiums related to satellite launches and in-orbit testing, capitalized interest, and costs directly associated with monitoring and support of spacecraft construction. The Company considers a new satellite as being substantially complete and ready for its intended use when it is placed into commercial service. Commercial service commences upon the successful completion of in-orbit testing.  Insurance premiums associated with in-orbit operations are expensed as incurred.

Upon commencement of commercial operation, communications, plant and other property are depreciated on a straight-line basis over the following estimated useful lives (see Note 4):

Years
Satellite and Launch costs	12.5-14
Communication support and other	3-7
Buildings	30

The Company estimates the useful lives of the satellites based on a number of factors, and reviews these life expectancy estimates periodically taking into consideration each satellite’s actual in-orbit performance. The two most important factors are the length of time during which a satellite’s on-board propellant is projected to permit maneuvers to keep the satellite in geosynchronous orbit and the expected performance of satellite components. Reductions in the estimated useful lives of the satellites would result in additional depreciation expense in future periods.

Communication support and other equipment primarily relates to the Company’s teleport and tracking, telemetry, command and control (“TTC&M”) infrastructure.

Interest expense in the accompanying consolidated statements of operations is net of capitalized interest of $1.9 million, $1.2 million, $2.0 million and $1.8 million for the year ended December 31, 2003, the period from January 1, 2004 to November 1, 2004, the period from November 2, 2004 to December 31, 2004 and the year ended December 31, 2005, respectively.

Goodwill and Other Intangible Assets—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company performs an evaluation of its goodwill and other intangible assets for possible impairment on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

Unsuccessful Launches and Satellite Failures—In the event of an unsuccessful launch or total in-orbit satellite failure, all unamortized costs that are not recoverable under launch or in-orbit insurance are recorded as an operating expense.

Impairment of Long-lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s long-lived assets, which are comprised primarily of its in-service satellite fleet, are tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Impairment can arise from complete failure or partial failure of the satellites as well as a change in expected cash flows. Such impairment tests are based on a comparison of estimated undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset value will be written down to fair value based upon discounted cash flows, using an appropriate discount rate.

Satellite Performance Incentives—The Company has certain contracts with its satellite manufacturers that require the Company to make incentive payments over the orbital design life of the satellites. The Company records the present value of such payments as a liability and capitalizes these costs in the cost of the satellite.

Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Valuation allowances are provided against assets if it is more likely than not that they will not be realized.

Net Earnings (Loss) Per Share— Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average ordinary shares outstanding. For the purpose of calculating the weighted average shares outstanding for the year ended December 31, 2005, the effects of the internal restructuring completed immediately prior to the NSS IPO are deemed to have occurred at the beginning of the year, and reflect 18.5 million shares.

A summary of the weighted average number of shares and incremental shares used in the calculation of earnings (loss) per share follows:

	Predecessor		Successor
	Year ended December 31	Period January 1 to November 1,	Period November 2 to December 31,	Year ended December 31
(in thousands)	2003	2004	2004	2005
Basic weighted average shares outstanding	119,499	118,099	43	27,349
Incremental shares	1,179	1,751	—	—

Adjusted weighted average shares outstanding	120,678	119,850	43	27,349

The difference in the weighted average number of shares outstanding and the adjusted weighted average number of shares outstanding resulted in no difference between basic and diluted earnings per share amounts in any period.

Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities, such as stock options, convertible securities and contracts that may be settled in cash or stock, were converted to shares as of the beginning of the period, if dilutive. For the purpose of calculating diluted loss per share in the period from November 2, 2004 to December 31, 2004, the preferred equity certificates and convertible preferred equity certificates subject to mandatory redemption (see Note 8) have been excluded from the calculation of adjusted weighted average shares outstanding as their inclusion would have had an anti-dilutive effect on basic loss per share. Similarly, for the purpose of calculating diluted loss per share for the year ended December 31, 2005, approximately 1.3 million potentially dilutive shares relating to outstanding stock options have been excluded from the calculation of adjusted weighted average shares outstanding as their inclusion would also have had an anti-dilutive effect due to the net loss in that period.

Stock Compensation—In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company records stock-based compensation under the fair value based method of accounting which requires the cost of stock based awards to be expensed over the respective stock option vesting period based on the fair value of the stock option at the date of grant.  The weighted average fair value of stock options granted during the year ended December 31, 2003 and 2005 was $1.97 and $12.73, respectively. No options were granted during 2004.

The Company estimated the fair value of stock options granted using the Black Scholes option-pricing model with the following, weighted-average assumptions:

	Predecessor	Successor
	Years ended December 31,
	2003	2005

Expected life	5 years	3 years
Interest rate	3.0%	4.3%
Volatility	40%	40%
Assumed forfeitures	10%	9%

Fair Value of Financial Instruments—The Company’s financial instruments consist of accounts receivable, accounts payable, and satellite performance incentives. The current carrying amounts of such instruments are considered reasonable estimates of the fair market value of these instruments due to the short maturity of these items or as a result of the current market interest rates accruing on these instruments. Long-term debt bears interest at rates that approximate the current market interest rates for similar instruments and, as a result, carrying value approximates fair value for such instruments.

Comprehensive Income—

Predecessor—Comprehensive income includes net income and translation adjustments that were recognized directly in equity. Translation adjustments of $3.1 million and $0.9 million for the year ended December 31, 2003, and the period from January 1, 2004 to November 1, 2004, respectively, were incurred and, consequently, comprehensive income in these periods is equal to $14.9 million and $8.5 million, respectively.

Successor—Translation adjustments of $0.7 million and $(0.8) million were recorded for the period November 2, 2004 to December 31, 2004 and the year ended December 31, 2005 and consequently comprehensive loss in these periods is equal to $13.0 million and $2.2 million, respectively.

Recently Issued But Not Yet Adopted Accounting Standards

On April 15, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R “Share-Based Payment”. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that our financial statements must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The adoption of SFAS No. 123R will not have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29). SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and changes resulting from the adoption of a new accounting pronouncement that do not specify transition requirements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. SFAS No. 154 is effective for the Company as of January 1, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

4.     Communications, Plant and Other Property

Communications, plant and other property consisted of the following (in thousands of U.S. dollars):

	December 31,
	2004	2005
Satellite and launch costs	$684,348	$647,238
Construction-in-progress	171,684	15,501
Communication support and other	35,883	36,193
Buildings	20,013	18,224
	911,928	717,156
Less: accumulated depreciation	16,022	108,786
Total	$895,906	$608,370

In January 2005, New Skies Satellites B.V. entered into an amended agreement for the NSS-8 satellite, which (amongst other things) amended the satellite’s contractual delivery deadline and the payment terms. Under the prior agreement, NSS-8 was scheduled to enter commercial service in the first quarter of 2005. The manufacturer projects that NSS-8 will be launched in the fourth quarter of 2006 and will enter commercial service approximately 90 days after launch. In consideration for the agreement to increase the purchase price and to amend the delivery deadline, the manufacturer agreed to refund all construction payments made to date, amounting to $168.0 million. The entire purchase price, including $30.0 million that has been placed in escrow, will be paid as satellite performance incentives, subject to satisfactory performance of the satellite during its contractual design life, and New Skies Satellites B.V. will provide commercially reasonable security to the manufacturer with respect to unpaid incentives.

At December 31, 2005 Communications, plant and other property also reflects the impact of the sale of a wholly-owned subsidiary, New Skies Networks Pty Limited, during 2005.  See Note 11.

Construction-in-progress relates to the NSS-8 satellite under construction and related launch services.

Upon acceptance of a spacecraft from a satellite manufacturer, the net present value of performance incentive payments is recorded as a part of the historical cost of the satellite.

5.     Intangible Assets

Pursuant to the acquisition of the assets and liabilities of New Skies Satellites N.V on November 2, 2004, New Skies Satellites B.V. acquired certain intangible assets.  In the third quarter of 2005, New Skies Satellites B.V. adjusted its preliminary purchase price allocation to reflect the recognition of these intangible assets in accordance with New Skies Satellites B.V.’s finalization of the purchase price allocation exercise. See Note 2.

Intangible assets, other than goodwill and in-use orbital slots listed separately below, that are subject to amortization relate to trade names acquired which have finite lives of 15 years.  The carrying values (in thousands of U.S. dollars) of trade names acquired are:

	December 31,
	2004	2005
Trade names	$—	$3,751
Less: amortization expense	—	(292)

Total	$—	$3,459

In addition, New Skies Satellites B.V. has certain intangible assets other than goodwill with indefinite lives.  While these assets will not be subject to amortization, they will be tested for impairment annually or when a change in circumstances occurs.  These intangible assets also arose upon the acquisition of New Skies Satellites N.V. and comprise (in thousands of U.S. dollars):

	December 31,
	2004	2005
In-use orbit slots	$—	$19,913
Goodwill	—	4,841

Total	$—	$24,754

6.     Contractual Commitments

In further development and operation of the Company’s global commercial communications satellite system, significant additional expenditures are anticipated.  At December 31, 2005, New Skies Satellites B.V. had a contract for the construction, development and launch of the NSS-8 satellite with future committed payments on this program. Such commitments (“satellite incentives”) totalled $389.1 million at December 31, 2005, including interest that will be accrued thereon, that are scheduled to fall due over the anticipated operating life of this satellite, to the extent that the satellite operates successfully throughout its contractual design life.

New Skies Satellites B.V. has recorded a liability of $5.4 million at December 31, 2005 representing the present value, at a weighted average discount rate of approximately 8%, for incentive payments on the NSS-5, NSS-703 and NSS-806 satellites. Incentive payments of $2.5 million, $1.8 million, $0.9 million, $0.5 million and $0.4 million are due for the years ending 2006, 2007, 2008, 2009 and 2010, respectively.

Additionally, New Skies Satellites B.V. has recorded a liability of $29.4 million at December 31, 2005 representing incentive payments, before interest, on the NSS-6 and NSS-7 satellites requiring payments of $3.5 million in each of the years ending December 31, 2010 and $13.9 million thereafter. A variable interest charge equivalent to LIBOR plus 1% on the outstanding principal will also be incurred on these payments.

Other commitments as of December 31, 2005, primarily relating to operating leases for telecommunication infrastructure and office facilities, are as follows (in thousands of U.S. dollars):

Successor
2006	$10,120
2007	2,840
2008	2,215
2009	1,933
2010	1,288
2011 and thereafter	3,562
Total commitments	$21,958

Rental expenses under operating leases were:

Predecessor—$1.2 million and $0.7 million for the year ended December 31, 2003 and the period from January 1, 2004 to November 1, 2004, respectively.

Successor—$0.1 million and $0.7 million for the period from November 1, 2004 to December 31, 2004 and the year ended December 31, 2005, respectively.

7.     Income Taxes

New Skies Satellites B.V. has yet to conclude its discussions with the Dutch tax authorities regarding the final tax obligation of its Predecessor, New Skies Satellites N.V. Such obligation was a liability assumed by New Skies Satellites B.V. in connection with the Acquisition, and accordingly, New Skies Satellites B.V. recorded a provision for income tax of $20.0 million at the date of Acquisition. New Skies Satellites B.V. believes that this adequately covers the liability assumed with respect to the Predecessor’s tax liability.

Certain countries within which New Skies Satellites B.V. operates have sought to impose withholding taxes or income taxes on payments from customers in those countries, notwithstanding the existence of tax treaties that New Skies Satellites B.V. believes do not permit the imposition of such taxes. In particular, the Government of India has characterized payments made by Indian-based customers and certain payments made by non-resident customers in India as “royalty payments”. The Government of India has assessed taxes on these payments for the period April 1999 to March 2002 and may in the future assess taxes on these payments for subsequent periods. New Skies Satellites B.V. has appealed the assessment in accordance with applicable procedures for handling disputed tax assessments. However, New Skies Satellites B.V. believes it is probable that a loss has been incurred and has recorded an accrual totalling $7.6 million as of December 31, 2005, representing management’s best estimate of the amount of the withholding tax obligations that have accrued through December 31, 2005. As part of this on-going process a further hearing is scheduled for the second quarter of 2006, after which we will be better able to assess the amount of taxes, interest and any other penalties that may ultimately fall due.

The Company’s provision for income taxes consists of the following (in thousands of U.S. dollars):

	Predecessor		Successor
	Year ended December 31	January 1 to November 1	November 2 to December 31	Year Ended December 31
	2003	2004	2004	2005

Current Domestic	$4,062	$789	$—	$—
Current Foreign	1,656	1,809	238	1,737
Deferred Domestic	643	1,624	391	—
Deferred Foreign	296	75	(5,998)	(3,515)

Total income tax provision	$6,657	$4,297	$(5,369)	$(1,778)

The reconciliation of income taxes between the Dutch corporate income tax rate and the Company’s effective tax rate as shown in the Consolidated Statements of Operations is as follows:

	Predecessor		Successor
	Year ended December 31	January 1 to November 1	November 2 to December 31	Year Ended December 31
	2003	2004	2004	2005
Dutch corporate income tax rate	34.5%	34.5%	34.5%	31.5%
Items affecting the corporate income tax rate
Gain on sale of subsidiary, not subject to taxation	—	—	—	63.9
Amortization of intangible assets, including goodwill	—	—	—	(6.2)
Transaction and other expenses, not subject to taxation	—	—	—	(30.2)
Other non-deductible items	1.5	1.5	(2.2)	(1.0)
Effect of enacted decrease in future Dutch corporate income tax rate on realization of deferred tax assets	—	—	(4.5)	(2.4)
Effective tax rate	36.0%	36.0%	27.8%	55.6%

Successor—Deferred income tax assets of $17.4 million and $17.2 million as of December 31, 2004 and 2005, respectively, primarily arise from net operating loss carry forwards. The tax laws applicable to the subsidiary that incurred these losses permit such losses to be carried forward for an indefinite period of time. The Company believes that the results of future operations will generate sufficient taxable income that it is more likely than not that these deferred tax assets will be realized. As such, a valuation allowance has not been recorded.

In addition, the tax impact of debt issuance costs incurred in November 2004 and the difference in the tax and book basis of communications, plant and other property has also resulted in certain deferred income tax liabilities totalling $9.8 million and $1.0 million, and $5.2 million and $0.8 million as of December 31, 2004 and 2005, respectively.

Income taxes payable of $20.5 million and $20.2 million at December 31, 2004 and 2005 primarily represents amounts due for corporation tax of New Skies Satellites N.V. This obligation was assumed by the Company as a consequence of the Acquisition and the Company has guaranteed to the Dutch Tax Authorities that it will meet this obligation, once due.

8.     Financing Arrangements

Senior long-term debt consisted of the following (in thousands of U.S. dollars):

	December 31,
	2004	2005
Senior Secured Credit Facilities	$460,000	$153,560
Senior Floating Rate Notes due 2011	160,000	160,000
9 1/8% Senior Subordinated Notes due 2012	125,000	125,000

Total long-term debt	$745,000	$438,560

In addition, New Skies Satellites B.V. had $75.0 million and $125.0 million available under its revolving credit facility against which $2.3 million and $2.0 million of standby letters of credit had been drawn as of December 31, 2004 and 2005, respectively.

Senior Secured Credit Facilities–Concurrent with the consummation of the Acquisition, New Skies Satellites B.V. entered into senior secured credit facilities consisting of a $460.0 million senior secured term loan facility that matures in May 2011 and a $75.0 million senior secured revolving credit facility that matures in November 2010. During 2005, New Skies Satellites B.V. prepaid $306.4 million of the term loan borrowings and entered into an amendment to the credit facilities that, among other things, increased the revolving credit facility to $125.0 million. See Note 2. Borrowings under the facilities bear interest at an adjustable rate based on LIBOR for the associated period of draw-down plus an applicable margin. The facilities are subject to customary covenant requirements and restrictions, including a maximum leverage ratio and a minimum interest coverage ratio. At maturity any outstanding borrowings on the facilities must be repaid in full.

At December 31, 2005, a one-month draw-down under the senior secured credit facilities would bear interest at 6.4% per annum. In addition, a commitment fee of 0.375% is paid on the unused revolving credit amount. At December 31, 2005 there was $153.6 million outstanding on the senior secured term loan facility and no amounts outstanding under the senior secured revolving credit facility other than the standby letters of credits mentioned above.

Senior Floating Rate Notes due 2011–In connection with the Acquisition, New Skies Satellites B.V. issued $160.0 million aggregate principal amount of Senior Floating Rate Notes due 2011. The notes bear interest at a rate per annum, reset semi-annually, equal to LIBOR plus 5 1/8%. The notes rank equal in right of payment to all existing and future senior indebtedness; rank senior in right of payment to all the Company’s existing and future senior subordinated indebtedness and subordinated indebtedness and rank subordinated in right of payment to the Company’s secured indebtedness. Early redemption is permitted without penalty on or after November 1, 2006. Redemption prior to this date is subject to a reducing premium of a maximum of 2% of the principal amount. The notes are subject to customary covenant requirements and restrictions. On July 9, 2005, New Skies Satellites B.V. concluded an exchange offer pursuant to which all outstanding Senior Floating Rate Notes due 2011 were exchanged for Senior Floating Rate Notes due 2011 that have been registered under the Securities Act of 1933. See Note 2. At December 31, 2005, the $160.0 million of outstanding notes bore an interest rate of approximately 9.6% per annum.

9 1/8% Senior Subordinated Notes due 2012–In connection with the Acquisition, New Skies Satellites B.V. issued $125.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012. The notes rank junior in right of payment to all existing and future senior indebtedness; rank equal in right of payment to all the Company’s existing and future senior subordinated indebtedness and rank subordinated in right of payment to the Company’s secured indebtedness. Early redemption is permitted without penalty on or after November 1, 2007. Redemption prior to this date is subject to a reducing premium of a maximum of 4.6% of the principal amount. The notes are subject to customary covenant requirements and restrictions. On July 9, 2005, New Skies Satellites B.V. concluded an exchange offer pursuant to which all outstanding Senior Subordinated Notes due 2012 were exchanged for Senior Subordinated Notes due 2012 that been registered under the Securities Act of 1933. See Note 2. At December 31, 2005, all $125.0 million of issued notes were outstanding.

9.     Preferred Equity Securities Subject to Mandatory Redemption

Successor—On November 2, 2004, the investment funds affiliated with The Blackstone Group contributed to New Skies Investments S.a.r.l. aggregate proceeds of $153.0 million in the form of 4,371,428 preferred equity certificates and $8.5 million in the form of 242,857 convertible preferred equity certificates. The preferred equity certificates rank behind the rights of all other creditors of New Skies Investments S.a.r.l. The yield accrues on the certificates at a rate of 11.25% per annum and the carrying amount as of December 31, 2004 was $155.8 million. The preferred equity certificates may be redeemed voluntarily and settled with cash, property or shares at an aggregate par value equal to the carrying value at time of the redemption. The par value along with the accrued but unpaid yield on the certificates compounds at a rate of 11.25% per year. Accrued interest and principal are payable at voluntary redemption, mandatory redemption or upon liquidation of the Company. The preferred equity certificates have no maturity date and are mandatorily redeemable in 2053. The convertible preferred equity certificates rank behind the rights of all other creditors of New Skies Investments S.a.r.l. The yield accrues on the certificates at a rate of 3.25% per annum and the carrying amount as of December 31, 2004 was $8.5 million. Upon a conversion event, as defined in the Terms and Conditions of Convertible Preferred Equity Certificates, the convertible preferred equity certificates are convertible into an equivalent number of ordinary shares of the Company with a par value of $35. Alternatively, instead of delivering conversion shares, the Company may repurchase any or all of the convertible preferred equity certificates at a price equal to the market value, on a fully diluted basis, of the conversion shares into which the convertible preferred equity certificates would have been convertible, subject to certain conditions. The convertible preferred equity certificates may be redeemed voluntarily and settled with cash, property or shares at an aggregate par value equal to the carrying value at time of the redemption. The par value along with the accrued but unpaid yield on the certificates compounds at a rate of 3.25% per year. Accrued interest and principal are payable at voluntary redemption, mandatory redemption or upon liquidation of the Company. The convertible preferred equity certificates have no maturity date and are mandatorily redeemable in 2053.

On February 25, 2005, New Skies Investments S.a.r.l. issued and indirectly sold 125,608 preferred equity certificates and 6,972 convertible preferred equity certificates to New Skies (Cayman) Ltd., which is owned by the six members of New Skies Satellites B.V.’s executive management committee, for $4.7 million. In addition, following the receipt of the NSS-8 milestone refund, $88.0 million of the preferred equity certificates were also repaid in the first quarter of 2005. See Note 2.

Immediately prior to the NSS IPO, the Company undertook an internal restructuring pursuant to which pre-existing shareholders contributed 100 percent of the equity, preferred equity certificates and convertible preferred equity certificates, including all interest accrued thereon, of New Skies Investments S.a.r.l. to the Company. The amount contributed totalled $86.9 million and is shown as an addition to Additional Paid-in Capital of the Company.

10.  Significant Customers

Predecessor—Certain shareholders were the principal customers of the Company. These shareholders, who owned in the aggregate 27% of the Company’s shares at November 1, 2004, accounted for approximately 49% and 40% of total revenues for the year ended December 31, 2003 and for the period from January 1, 2004 to November 1, 2004, respectively.

During the period from January 1, 2004 to November 1, 2004, the Company had one customer representing more than 10% of revenues. The revenues from this customer, who was also a shareholder, represented 15% and 13% of total revenues for the year ended December 31, 2003 and the period from January 1, 2004 to November 1, 2004, respectively. This customer was purchased by Intelsat LLC (“Intelsat”), a direct competitor of the Company, in 2004. In connection with Intelsat’s purchase of this customer and in order to preserve the diversity of suppliers to the U.S. government, the Company entered into an agreement with Intelsat under which the Company agreed to continue to provide, and Intelsat agreed to continue to procure from the Company, satellite capacity for services to this customer for certain U.S. government-related contracts using New Skies’ satellites. The agreement was for a two-year term, beginning on the date of the closing of the purchase by Intelsat in October 2004, and covers all renewals of contracts pursuant to which the Company supplied this customer with capacity as of the date of the closing. The Company has no other unusual credit risks or concentrations.

Successor—The Company has one customer the revenue from whom represented 13% and 18% of revenues for the period November 2, 2004 to December 31, 2004 and the year ended December 31, 2005, respectively. In addition, in November 2004, New Skies Satellites B.V. terminated certain agreements with another significant customer for non-performance. As a consequence, all then outstanding amounts were provided for in full resulting in an incremental selling, general and administrative expense of $7.8 million. Revenues generated from this customer totalled $6.7 million for the period from January 1, 2004 to November 1, 2004. No revenues were generated in the period from November 2, 2004 to December 31, 2004 or in 2005. The Company has no other unusual credit risks or concentrations.

11.  Other Operating Income

Predecessor—

Gain arising on frequency coordination

 In 2004, the Company resolved with Intelsat LLC a number of longstanding frequency coordination matters.  Under the terms of the agreement, the Company agreed not to bring certain frequencies into use at 120.8 degrees west longitude, in consideration for a one-time cash payment of $32.0 million.

Successor—

Gain arising on frequency coordination

In March, 2005, New Skies Satellites B.V. reached an agreement with SES Global and affiliates (“SES”) relating to certain orbital slot coordination matters. Under the terms of the agreement, New Skies Satellites B.V. agreed not to bring a satellite into use at New Skies Satellites B.V.’s 105.0 degrees west longitude orbital location in order to ensure that SES will be able to operate its satellite without interference. In return, SES made a one-time payment of $10.0 million.

In July 2005, New Skies Satellites B.V. reached a further agreement with SES relating to certain other orbital slot coordination matters. Under its terms, New Skies Satellites B.V. agreed not to bring a fixed satellite service satellite into use at its 125.0 degrees west longitude location in order to ensure that SES will be able to operate its own satellite at this location without interference. In return, SES made a total payment of $9.5 million.

Gain arising on sale of subsidiary

On November 8, 2005 New Skies Satellites B.V. sold its wholly-owned subsidiary, New Skies Networks Pty Limited, to Multiemedia for cash consideration of $10.0 million, and recognized a gain on sale of $7.0 million. Concurrent with the sale, New Skies Satellites B.V. also entered into a five year Teleport Services Ordering agreement and a five year Space Segment Capacity agreement to ensure that the services that were previously provided to and received from New Skies Networks Pty Limited continue to be received, and from which New Skies Satellites B.V. will continue to generate significant direct cash flows. Accordingly, the results of New Skies Networks Pty Limited for the period through November 8, 2005 are shown as generated from continuing operations.

12.  Retirement and Incentive Plans

Defined Contribution Pension Plans

Predecessor – The Company had defined contribution plans for substantially all Company employees. The Company matched a portion of the employee contribution. Total compensation expense related to the defined contribution plans approximated $1.1 million for both the year ended December 31, 2003 and for the period from January 1, 2004 to November 1, 2004, respectively.

Successor – New Skies Satellites B.V. has assumed the defined contribution plans referred to above. Total compensation expense related to the defined contribution plans approximated $0.2 million and $1.1 million for the period from November 2, 2004 to December 31, 2004 and the year ended December 31, 2005, respectively.

Predecessor Stock-based Compensation

Stock Option Plans – The Supervisory Board of Directors adopted the 1999 Stock Option Plan as amended (“Stock Plan”) effective January 1, 1999.  The Supervisory Board could either administer the Stock Plan itself or through a committee of the Supervisory Board or could appoint a foundation to administer the plan.  At no time could the number of options issued under the Stock Plan exceed 10% of the issued common stock of the Company unless the Supervisory Board amended the Stock Plan. All grants under the plan, including option grants and incentive stock plan grants, were subject to an aggregate limitation, which was increased in 2002 to a total of 13,057,024 ordinary shares reflecting 10% of the issued ordinary shares as of the date of the amendment.  As of November 1, 2004, as a consequence of the transaction that resulted in the sale of substantially all of the assets and liabilities of the Company, the Stock Plan was terminated.  All unvested options immediately vested as a consequence.

The terms of the Stock Option Plan for the Supervisory Board (“Directors Plan”) were similar to those of the 1999 Stock Option Plan.  The options had a term of ten years and vested ratably in three equal, annual instalments.  At the annual meeting of shareholders in 2003 the shareholders approved grants to members of the Supervisory Board of options to acquire 63,433 shares.

The following table presents a summary of the Company’s share option activity and related information for the year ended December 31, 2003 and the period from January 1 to November 1, 2004:

		Weighted
	Options	Average
	Outstanding	Exercise Price
Outstanding, January 1, 2003	6,910,629	$7.35

Granted	742,848	4.99
Exercised	(71,332)	4.96
Forfeited	(1,094,532)	7.99
Outstanding, December 31, 2003	6,487,613	6.98

Granted	—	—
Exercised	(4,646,637)	6.01
Forfeited	(1,840,976)	9.50
Outstanding, November 1, 2004	—	$—

As a consequence of the termination of the plan on November 1, 2004 as referred to above, no options remained outstanding at that date.

The Company recognized $0.3 million and $1.1 million of compensation expense for the year ended December 31, 2003 and the period from January 1, 2004 to November 1, 2004, respectively under the Stock Option plans. The charge for the period from January 1, 2004 to November 1, 2004 also includes the impact of accelerating the vesting of all unvested options. This additional compensation expense of $0.8 million was included in “Transaction related expenses” associated with the Acquisition.

Incentive Stock Plan—In 2003 and 2004, the members of the Management Board and certain other employees received rights to acquire an aggregate of 653,765 and 359,212 ordinary shares, respectively. These rights were similar to restricted stock grants and entitled (and required) the individual to purchase the shares specified in the grant at a price per share equal to the nominal value (€0.05). The purchase of shares under each grant was to be settled in three equal instalments within 30 days of the designated settlement dates, which generally are the first, second and third anniversary of the date of grant. The grants were governed by a plan administered by the Supervisory Board. At the date of grant, the weighted average fair value of awards made in 2003 and 2004 were $4.80 and $6.88 per share, respectively.

Under the plan the size of a grant to an eligible recipient was determined at the discretion of the plan administrator. All grants under the plan along with grants under the stock option plans, were subject to the aggregate limitation of 13,057,024 ordinary shares previously described. Grants could be extinguished if the individual recipient ceased to be an employee of the Company. As of November 1, 2004, consistent with the Stock Plans, and as a direct consequence of the Acquisition that resulted in the sale of substantially all of the assets and liabilities of the Company, the Incentive Stock Plan was terminated. All unvested options immediately vested as a consequence.

In 2003 and 2004, the shareholders also approved grants to the members of the Supervisory Board of rights to acquire an aggregate of 25,373 and 26,249 ordinary shares, respectively, with similar entitlements and obligations as rights granted to the Management Board and other employees described above. At the date of grant, the weighted average fair value of these awards was $6.03 and $7.03 per share, respectively. These grants also became fully vested as a consequence of the change-in-control that occurred on November 1, 2004.

The Company recognized $1.9 million and $4.8 million of compensation expense for the year ended December 31, 2003, and the period from January 1, 2004 to November 1, 2004, respectively under the Incentive Stock Plan. The charge for the period from January 1, 2004 to November 1, 2004 also includes the impact of accelerating the vesting of all unvested options. This additional compensation expense of $3.3 million was included in “Transaction related expenses” associated with the Acquisition.

Successor Stock-based Compensation

On February 25, 2005, New Skies Investments S.a.r.l. issued and indirectly sold 1,245 shares of common stock, 125,608 preferred equity certificates and 6,972 convertible preferred equity certificates to New Skies (Cayman) Ltd., which is owned by the six members of the Company’s executive management committee, for approximately $4.7 million, or $35 per share. Although consistent with the price the investment funds affiliated with The Blackstone Group had paid for their investment in New Skies Investments S.a.r.l., the fair value of the common stock, preferred equity certificates and convertible preferred equity certificates as determined by using commonly applied valuation methodologies, including discounted cash-flow techniques and analyzing comparable quoted companies and recent transactions in the fixed satellite services sector, was $3.5 million higher than the price paid for them. As a consequence, the Company recorded a stock-based compensation charge of $3.5 million in 2005 in relation to this purchase.

In conjunction with the NSS IPO, the underwriters’ decision to exercise their overallotment option and the dividend distributions that were subsequently made by the Company through December 31, 2005, the Company granted a total of 2,109,456 options to its employees to acquire shares of the Company’s common stock during 2005 pursuant to the Company’s Stock Incentive Plan. The aggregate stock-based compensation associated with these awards is approximately $26.8 million, reflecting the estimated fair value of the options at the date of grant. This non-cash stock-based compensation is being recognized as an operating expense over the vesting period of the options. Certain of the options will vest based solely on continued employment over the next four years and the remaining options will vest upon the achievement of performance goals over the next four to seven years or imputed returns realized on sales of the Company’s shares by the investment funds.

Certain of the options granted in conjunction with the NSS IPO and the underwriters’ decision to exercise their overallotment option vested upon issuance and were immediately exercised, allowing New Skies Satellites B.V.’s employees to acquire 108,763 shares of the Company’s common stock.  Also as a consequence of the underwriters’ decision to exercise their overallotment option, optionholders received a bonus of approximately $4.3 million from cash on hand. A further 208,816 shares of the Company’s common stock were issued during 2005 to satisfy additional option exercises.

The following table presents a summary of the Company’s share option activity and related information for the period from November 2, 2004 to December 31, 2005:

		Weighted
	Options	Average
	Outstanding	Exercise Price
Outstanding, November 2 and December 31, 2004	—	$—

Granted	2,109,456	3.30
Exercised	(641,063)	4.39
Forfeited	(1,328)	3.02
Outstanding, December 31, 2005	1,467,065	$2.92

All options must be exercised or forfeited upon vesting. No options were exercisable at December 31, 2005. At December 31, 2005, all options had exercise prices of approximately $2.92 and weighted average remaining contractual lives of approximately three years. Upon the payment of dividends by the Company, options are adjusted to take into account the fact that the optionholder will not receive the benefit of that dividend. The Company recognized $20.5 million of stock-based compensation expense for the year ended December 31, 2005, under the Stock Incentive Plan, $12.4 million of which was non-cash in nature.

Additionally, in accordance with the net exercise provision contained within the Stock Incentive Plan, $3.8 million of cash payments related to taxation were made on behalf of employees from their realized, stock option gains. The Company did not incur any cost in respect of this arrangement.

All currently outstanding options will be cashed-out upon closing of the SES Transaction.  See Note 15.

13.  Business Segments and Geographic Information

The Company monitors its operations as a single enterprise and therefore believes that it has one operating segment, which is telecommunication satellite services.

The geographic source of revenues for telecommunication services, based on the billing addresses of customers, is as follows (in thousands of U.S. dollars):

	Predecessor		Successor
	Year ended December 31,	Period January 1 – November 1,	Period November 2 – December 31,	Year ended December 31,
	2003	2004	2004	2005

North America	$76,426	$61,980	$12,409	$97,814
Europe	47,910	35,647	8,432	49,123
India, Middle East and Africa	45,282	39,037	7,460	47,479
Latin America	27,929	23,166	4,148	25,414
Asia Pacific	17,353	15,552	2,846	20,658
Total	$214,900	$175,382	$35,295	$240,488

The Company’s satellites that represent over 90 percent of communications, plant and other property are in geosynchronous orbit and consequently are not attributable to any geographic location. Of the remaining assets, the majority are located in North America and Europe.

14.  Restrictions on Ability to Pay Dividends

The ability of New Skies Satellites B.V. and other subsidiaries to pay dividends or make other payments or distributions to shareholders will depend on New Skies Satellites B.V.’s operating results and may be restricted by, amongst other things, laws of The Netherlands, the covenants contained in the senior secured credit facilities and the indentures governing the notes, and the covenants of any future outstanding indebtedness the Company or its subsidiaries incur. The ability of New Skies Investments S.a.r.l. to pay dividends or make other payments or distributions to its shareholders may be restricted by the laws of Luxembourg.

As of December 31, 2005, the Company’s senior secured credit agreement allowed the Company to pay dividends up to $100.0 million from cash on hand and an additional $20.0 million, increasing to $30.0 million if the Total Leverage Ratio is equal to or less than 5.0x.

As of December 31, 2005, the restricted net assets of the consolidated subsidiaries were negative. As a result, no net assets were available to be distributed to Holdings.

15.  SES Global S.A. Acquisition

On December 14, 2005, SES Global S.A. entered into a binding agreement pursuant to which it will acquire 100% of the Company by way of a merger under Bermuda law (an amalgamation) for $22.52 per share in cash. The transaction is conditional upon shareholder approval, customary closing conditions, and clearances from relevant regulatory agencies, including the U.S. Federal Communications Commission. If the transaction closes as is anticipated, certain fees totalling $10.5 million will accrue to the Company’s financial advisor, Goldman, Sachs & Co.  In addition, all outstanding stock options will immediately vest and be exercised.  These options will be cancelled upon exercise in exchange for a payment equal to the difference between $22.52 per share and the exercise price.  This will have the effect of accelerating the recognition of any stock-based compensation expense associated with these options that was previously being recognized as an operating expense over the remaining vesting periods of the options.  Further, if the transaction is not concluded, the Company will incur, in certain circumstances including the intention to enter into an alternative, superior agreement, a termination fee of $26.0 million plus up to an additional $2.5 million of expenses incurred by SES Global S.A.

Schedule of Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2005 and 2004 is presented in the table below.

	March 31(1)	June 30(2)	September 30(3)	December 31(4)
	(in millions, except per share data)
2005
Sales	$58.2	$59.7	$61.2	$61.4
Operating income (loss)	19.4	(1.4)	20.9	19.9
Net income (loss)	0.4	(13.2)	6.1	5.3
Basic EPS	0.02	(0.42)	0.19	0.16
Diluted EPS	0.02	(0.42)	0.18	0.16
2004
Sales	$51.9	$51.3	$53.8	$53.8
Operating income	0.5	30.7	3.6	(31.1)
Net income	0.1	19.5	2.2	(28.1)
Basic EPS	0.00	0.17	0.02	N/A
Diluted EPS	0.00	0.16	0.02	N/A

(1)   Net income (loss) includes a $10.0 million gain arising from frequency coordination in the first quarter 2005

(2)   Net income (loss) includes a $6.6 million termination fee paid to Blackstone Management Partners IV L.L.C following the cancellation of a monitoring, advisory and consulting arrangement as a consequence of the NSS IPO in the second quarter 2005 and a $32.0 million gain arising from frequency coordination in the second quarter 2004

(3)   Net income (loss) includes a $9.5 million gain arising from frequency coordination in the third quarter 2005

(4)   Net income (loss) includes a $7.0 million gain arising from the sale of a subsidiary in the fourth quarter 2005 and $22.7 million of transaction expenses associated with the sale of New Skies Satellites N.V. to New Skies Satellites B.V., a $7.6 million expense associated with the termination of a customer contract and subsequent write-off of the then-outstanding accounts receivable balance and $2.8 million relating to staff reductions made in the fourth quarter 2004.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.     CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Vice President, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Vice President, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our President and Vice President concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Directors

Our board of directors currently consists of eight directors, including two independent directors, Dr. Ganguly and Mr. Schneider. The term for three of our directors ends on the date of the Annual Meeting in 2006, the term for three additional directors’ ends on the date of the Annual Meeting in 2007, and the term for two additional directors ends on the date of the Annual Meeting in 2008. Each director will continue in office until a successor has been elected. If the SES Transaction does not close on or before the date of the Company’s Annual General Meeting of Shareholders (the “Annual Meeting”), three directors will be elected at the Annual Meeting to serve terms of three years expiring on the date of the Annual Meeting in 2009. In addition, if the SES Transaction does not close on or before the one year anniversary of the NSS IPO, the Company will appoint one additional director, with a term expiring on the date of the Annual Meeting in 2008.

Set forth below are the names, ages as of March 15, 2006 and current positions of the Company’s current directors:

Name

Age

Position

Andrew M. Browne	50	Chief Financial Officer, Vice President and Director
Ashok Ganguly	69	Director
Daniel S. Goldberg	40	Chief Executive Officer, President and Director
Lawrence H. Guffey	37	Director
Walid Kamhawi	33	Director
Scott Schneider	47	Director
David M. Tolley	38	Director
Peter F. Wallace	31	Director

Directors with Terms Ending in 2006

Ashok Ganguly has been a member of our board of directors since May 2005. Dr. Ganguly, a citizen of India, served as a Supervisory Director of New Skies Satellites N.V. from 2002 through 2004. He currently serves as the Chairman of ICICI One Source Ltd. and as a director of the Central Board of the Reserve Bank of India, Hemogenomics Pvt Ltd., Mahindra & Mahindra, Microsoft Corporation (India) Pvt Ltd, WIPRO LTD, ICICI Knowledge Park, Tata AIG Life Insurance Co Ltd. and ABP Pvt Ltd. Dr. Ganguly’s principal professional career spanned 35 years with Unilever, which culminated with his service as a member of the Board of Directors of Unilever N.V. from 1990 through 1997 with responsibility for worldwide research and technology. During his career, Dr. Ganguly has served several public bodies including as a member of the Science Advisory Council to the Prime Minister of India (1985 to 1989) and the UK Advisory Board of Research Councils. His honors include, among others, the Indian award of Padma Bhushan and being named an Honorary Professor by the Chinese Academy of Science, Shanghai. In 1997, the University of Illinois, College of Food and Nutrition, selected Dr. Ganguly as their “Outstanding Alumnus.”  He is also the recipient of the International Alumni Award for Exceptional Achievement for the academic year 2003-2004 from the University of Illinois. More recently, Dr. Ganguly has been appointed as a member of India’s Prime Minister’s Council for Trade and Industry as well as India’s Foreign Investment Commission.

Walid Kamhawi has been a member of our board of directors since January 2005. Mr. Kamhawi is a Principal at The Blackstone Group in the firm’s Private Equity group based in London. Mr. Kamhawi initially joined Blackstone’s Mergers & Acquisitions Group in 1996 and worked on numerous transactions for many of the firm’s advisory clients. Since joining the Principal Group in 2000, Mr. Kamhawi has focused on European media and communications-related and other industrial investments. Mr. Kamhawi sits on the Boards of SULO AG, Kabek, BW and CineUK. Mr. Kamhawi received a BA in Computer Science and Economics from Dartmouth College.

Peter F. Wallace has been a member of our board of directors since January 2005. Mr. Wallace is a Principal at The Blackstone Group in the firm’s Private Equity group. Since joining Blackstone in 1997, Mr. Wallace has been involved in Blackstone’s investments in CommNet Cellular, Centennial Communications, American Axle & Manufacturing, Allied Waste, Sirius Satellite Radio and Volume Services America. Mr. Wallace serves on the Board of Directors of Centerplate (formerly Volume Services America).

Directors With Terms Ending in 2007

Andrew M. Browne has served as the Chief Financial Officer of New Skies Satellites B.V. and its predecessor, New Skies Satellites N.V., since October 1998 and a member of the Company’s board of directors since its formation in January 2005. Mr. Browne is a managing director and a member of the executive management committee of New Skies Satellites B.V. Prior to joining us, he served as Vice President, Chief Financial Officer of INTELSAT. From 1985 to 1995, Mr. Browne worked for Advanced Micro Devices, Inc. in several financial and business capacities and, on leaving, was Director of Worldwide Finance, Sales and Marketing Operations.

Scott Schneider has been a member of our board of directors since August 2005. Mr. Schneider is a member of the Board of Directors of Citizens Communications. He was previously Vice Chairman, President and Chief Operating Officer of Citizens from 2002 to 2004 and has held various executive positions at Citizens since 2000. Prior to joining Citizens, Mr. Schneider was Chief Financial Officer and a member of the Board of Directors of Century Communications, where he worked from 1982 to 1999. Mr. Schneider also served as Chief Financial Officer, Senior Vice President and Treasurer and a member of the Board of Directors of Centennial from 1991 to 1999.

David M. Tolley has been a member of our board of directors since January 2005. Mr. Tolley is a Senior Managing Director at The Blackstone Group in the firm’s Private Equity group. Since joining Blackstone in 2000, Mr. Tolley has been involved in Blackstone’s investments in Centennial Communications, Freedom Communications, Montecito Broadcast Group, New Skies Satellites and Sirius Satellite Radio. He focuses on investments in the media and communications sectors. Before joining Blackstone, Mr. Tolley was a Vice President at Morgan Stanley & Co. Mr. Tolley holds a BA from the University of Michigan and an MBA from Columbia Business School. He serves as a Director of Freedom Communications and Montecito Broadcast Group.

Directors With Terms Ending in 2008

Daniel S. Goldberg has been President and a member of the Company’s board of directors since its formation in January 2005. Mr. Goldberg has served as the Chief Executive Officer of New Skies Satellites B.V. and its predecessor, New Skies Satellites N.V., since January 2002. Mr. Goldberg is a managing director and a member of the executive management committee of New Skies Satellites B.V. Prior to becoming New Skies’ CEO, he had served as its Chief Operating Officer since February 2000 and, prior to that time, had served as its General Counsel since October 1998. Prior to joining New Skies, Mr. Goldberg worked at PanAmSat as the Associate General Counsel and Vice President of Government and Regulatory Affairs during 1998. From 1993 to 1997, Mr. Goldberg was an associate at Goldberg, Godles, Weiner & Wright, a law firm in Washington, D.C.

Lawrence H. Guffey has been a member of our board of directors since January 2005. Mr. Guffey is a Senior Managing Director at The Blackstone Group in the firm’s Private Equity group. Mr. Guffey, who joined Blackstone in 1991, is based in London where his principal role is overseeing Blackstone’s media and communications investment activities across Europe. Mr. Guffey has led Blackstone’s efforts in virtually all media and communications-related investments and has day-to-day responsibility for management of Blackstone Communications Advisors. Mr. Guffey graduated magna cum laude from Rice University, where he was elected Phi Beta Kappa. He currently serves as a Director of Axtel, CineUK and FiberNet.

Identification of Executive Officers

Set forth below are the names, ages as of March 15, 2006 and current positions of the current executive officers of the Company and of its principal operating subsidiary, New Skies Satellites B.V. Certain information regarding Mr. Goldberg and Mr. Browne is set forth under “Identification of Directors,” above.

Name

Age

Position

Daniel S. Goldberg	40	Chief Executive Officer, President and Director
Andrew M. Browne	50	Chief Financial Officer, Vice President and Director
Thai E. Rubin	39	Secretary and General Counsel
Stephen J. Stott	59	Chief Technical Officer
Michael C. Schwartz	41	Senior Vice President of Marketing and Corporate Development
Scott J. Sprague	50	Senior Vice President of Global Sales

Thai E. Rubin became the Company’s secretary upon its formation in January 2005. He also serves as the General Counsel of New Skies Satellites B.V., a post he has held since August 2003. Mr. Rubin joined the Company at its inception in 1998 as Associate General Counsel, with responsibility for commercial contracts related to satellite and launch procurements, strategic transactions and customer contracts, and later served as Deputy General Counsel. Before joining our company, he was senior legal counsel at PanAmSat and previously worked as an assistant engineer at PanAmSat’s then-primary outside engineering firm. Mr. Rubin earned his bachelor of science degree from the University of Wisconsin, Madison and a juris doctor from Howard University School of Law.

Stephen J. Stott has served as the Company’s Chief Technical Officer since March 1999. Prior to joining the Company, he worked at INTELSAT from 1985 to 1999, most recently as Director of Satellite Systems Engineering from 1996 to 1999.

Michael C. Schwartz joined the Company as Senior Vice President of Marketing and Corporate Development in September 2003. Mr. Schwartz came to the Company from Terabeam Corporation, where he was Chief Development and Financial Officer, responsible for business corporate development as well as financial operations. Prior to Terabeam, he was a co-founder and president of an Internet infrastructure company, which was sold in December 2000. He also held two senior positions at AT&T Wireless Services, most recently as Vice President of Acquisitions and Development. Mr. Schwartz graduated magna cum laude from Harvard University in physics in 1986 and magna cum laude, also from Harvard, in law in 1991.

Scott J. Sprague joined the Company as Senior Vice President of Global Sales in June 2002. Mr. Sprague joined the Company from KPNQwest, where he was Vice President of Enterprise Sales. Prior to KPNQwest, he was Vice President of Channel Management for Infonet Service Corporation, where he provided leadership to a European-based channel management team focused on generating global networking revenues through distributors, affiliates, direct sales and alternate channels. Mr. Sprague, in his more than 20 years at AT&T, also held a range of senior sales positions, including General Manager of Technical Sales in the provider services division. Mr. Sprague graduated from Illinois State University with a bachelor’s degree in business and from Western International University with a master’s degree in international business.

Identification of Audit Committee Members and Audit Committee Financial Expert

The Company audit committee consists of Mr. Browne, Dr. Ganguly and Mr. Schneider. Dr. Ganguly and Mr. Schneider are “independent” directors for purposes of the NYSE listing standards. Mr. Browne is not “independent” for purposes of the NYSE listing standards. Mr. Browne is our audit committee “financial expert” as such term is defined in Item 401(h) of Regulation S-K.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, controller, and persons performing similar functions. A copy of this Code of Ethics is available on the Company’s website at www.newskies.com. The Company intends to post any amendment to, or waiver from, a provision of the Code of Ethics as required by the SEC’s rules by posting such information on its web site.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16 (a) forms they file.

Based solely on the review of the copies of such forms furnished to the Company and written representations from the executive officers and directors of the Company, the Company believes that with the exception of the following late filing incidents all Section 16(a) filing requirements were met during fiscal 2005:

•                                Each of the executive officers was late in filing a Form 4 following the Company’s June 30, 2005 and September 30, 2005 dividend payments, at which times a portion of the securities underlying existing stock option grants became automatically vested in accordance with the terms of such grants. These filings were made on November 4, 2005 and January 4, 2006, respectively for each of the executive officers.

•                                Mr. Scott Schneider did not file a Form 3 upon his election to the board of directors. Mr. Schneider has never owned any shares in the Company.

ITEM 11.                 EXECUTIVE COMPENSATION.

We have established compensation plans for the Chief Executive Officer of New Skies Satellites B.V. and each of its four other most highly compensated executive officers who served in such capacities at December 31, 2005 (referred to collectively as the “named executive officers”) that link compensation with the performance of the Company. We periodically review our compensation programs to ensure that they are competitive.

Compensation Committee Report on Executive Compensation

The compensation committee has the responsibility for reviewing and approving changes to the executive compensation program of New Skies Satellites B.V., our main operating subsidiary. The compensation committee also approves all compensation payments to the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Technical Officer (CTO) of New Skies Satellites B.V., including base salary adjustments, annual incentives, and long-term incentive awards. The compensation committee discharges other responsibilities pertaining to New Skies Satellites B.V. such as company-wide salary adjustments and overall compensation and benefit policies and plans.

For the fiscal year ended December 31, 2005 the compensation committee’s activity focused on the key elements of the total direct compensation program for executive officers including the annual incentive payment levels for the executive management team relating to 2005 performance. The compensation committee receives input from the Company’s audit committee and New Skies Satellites B.V.’s management. The committee also has the authority to retain independent compensation consultants if the committee deems it appropriate.

Compensation Philosophy

The Company’s strategy is to establish executive compensation programs that retain, recruit and motivate a qualified executive management team that is needed to achieve long-term profitability of the Company and enhance shareholder value. The primary components of the Company’s executive compensation programs are base salary, annual bonus awards, and stock incentive awards.

Base Salary

Base compensation is determined by the compensation committee based upon its philosophy that executive management base salaries should be generally competitive in the marketplace. The compensation committee will continue to evaluate the base salaries of the CEO, CFO and CTO on a regular basis to ensure that marketplace competitiveness is maintained, taking into account each executive’s performance and contributions to the Company, job experience and retention value.

Annual Incentive Plan

The Company’s annual incentive plan is structured so that a pool of money is generated if the Company achieves specified performance levels, or “targets”, as approved annually by the board. The plan is to be “self-funded” in that annual increases in productivity are intended to offset the annual cost of the plan.

The plan’s structure contains the following features:

•                           Overall corporate financial performance at target generates an incentive pool associated with the plan;

•                           Overall financial performance above target generates additional incentive pool funding to increase the pool by up to 50%;

•                           Overall financial performance below target generates less money in the incentive pool - a diminishing amount to a threshold below which no funding is allocated; and,

•                           If financial performance is less than 80% of target, no incentive payments will be made (including the portion established for personal objectives).

Annual Incentive Plan Funding

Each year, the board establishes a target pre-tax earnings level to be achieved, and budgets an incentive pool sufficient in size to meet the aggregate pay-out levels established for on target performance of the participants, at target.

The incentive pool is increased or decreased, beyond that targeted, as applicable, on a pro rata basis for corporate performance above or below target. Specifically, the incentive pool may be increased by up to 50% of the budgeted pool when net income exceeds 25% of target (no additional incentive funding will be added to the pool with higher corporate performance) and may be decreased 40% when net income is 80% of target. The incentive pool will not be funded when overall financial performance is less than 80% of the established target.

The following table illustrates the details for plan funding:

%Target	80%	85%	90%	95%	100%	105%	110%	115%	120%	125%
%Pool	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%

The formula for calculating the %Pool when it does not fall on one of the steps above is:

Y = 1 – [(1 – X) x 2]

Where Y = % Pool and X = % Target

For example, if New Skies’ financial performance was 108% of target then the calculation would be as follows:

Y = 1 – [(1 – X) x 2]

Y = 1 – [(1 – 1.08) x 2]

= 116%

2005 Incentive Payments

For the fiscal year ended December 31, 2005 the Company awarded annual incentive payments to the CEO and the other four named executive officers as shown in the bonus column of the Summary Compensation Table. All other eligible employees were paid under the same annual incentive program.

Stock Incentive Plan

The Company established its stock incentive plan in May 2005. The purpose of the plan is to aid the Company and its affiliates in recruiting and retaining employees, directors or consultants of outstanding ability and to motivate such employees, directors or consultants to exert their best efforts on behalf of the Company and its affiliates by providing incentives. The Company expects that it will benefit from the added interest which such employees, directors or consultants will have in the welfare of the Company as a result of their proprietary interest in the Company’s success.

Compensation of the Chief Executive Officer

Mr. Goldberg’s base salary is $575,000. A review of competitive market data conducted in 2005 supports the competitiveness of this base salary.

For the fiscal year ended December 31, 2005, Mr. Goldberg’s maximum annual incentive opportunity was 150% of his base salary, or $862,500. Mr. Goldberg was awarded a target bonus payout of 150% of base salary or $862,500 under the plan. Mr. Goldberg’s incentive payments were based upon the Company achieving 125% of its pre-tax earnings target.

David M. Tolley, Chairman

Daniel S. Goldberg

Lawrence H. Guffey

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and each of our four other most highly compensated executive officers who served in such capacities at December 31, 2005 (referred to collectively as the “named executive officers”), for the fiscal year ended December 31, 2005 and 2004.

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary(1) ($)	Bonus(1) ($)	Other Annual Compensation (2) ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation (3) ($)
Daniel S. Goldberg (Chief Executive Officer,	2005	575,000	862,500	1,691,690	—	791,822	—	1,583,600
President and Director)	2004	520,000	208,000	53,034	—	—	—	814,363
Andrew M. Browne (Chief Financial Officer,	2005	460,020	345,015	703,598	—	310,308	—	620,600
Vice President and Director)	2004	460,020	115,005	54,190	—	—	—	379,520
Stephen J. Stott	2005	358,904	269,178	437,729	—	176,556	—	353,100
(Chief Technical Officer)	2004	358,904	89,726	56,060	—	—	—	198,390
Michael C. Schwartz (Senior Vice President of Marketing and Corporate	2005	315,000	236,250	378,991	—	164,784	—	329,560
Development)	2004	277,279	110,912	28,312	—	—	—	250,262
Thai E. Rubin (Secretary)	2005	265,000	198,750	337,700	—	145,524	—	291,040
	2004	240,000	96,000	35,962	—	—	—	185,091

(1)          At the employee’s election, salary and bonus may be paid in Euro in accordance with a predetermined exchange rate

(2)          In 2005, Other Annual Compensation also contains the respective implied compensation associated with the indirect purchase of 1,245 shares of common stock, 125,608 preferred equity certificates and 6,972 convertible preferred equity certificates of New Skies Investments S.a.r.l. by the six members of New Skies Satellites B.V.’s executive management committee (EMC, for approximately $4.7 million, or $35 per share in February 2005. Although consistent with the price the investment funds affiliated with The Blackstone Group had paid for their investment in New Skies Investments S.a.r.l., the fair value of the common stock, preferred equity certificates and convertible preferred equity certificates as determined by using commonly applied valuation methodologies, including discounted cash-flow techniques and analyzing comparable quoted companies and recent transactions in the fixed satellite services sector, was $3.5 million higher than the price paid for them. As a consequence, this implicit gain forms part of EMC compensation in 2005.)

(3)          In 2005, Other Compensation relates to a bonus paid to optionholders as a consequence of the underwriters’ decision to exercise their overallotment option following the NSS IPO in May 2005. In 2004, this relates to non-recurring equity payments and bonuses paid following the change-in-control.

Option/SAR Grants

The following table shows the options to purchase common stock granted in fiscal year 2005 to the named executive officers.

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Market Price on Date of Grant ($/Share)	Expiration Date	Grant Date Value ($)
Daniel S. Goldberg	79,776	4%	7.68569	19.38	May 10, 2015	932,554
(Chief Executive Officer,	27,594	1%	3.37055	16.50	May 10, 2015	362,294
President and Director)	4,287	0%	3.09298	16.50	May 10, 2015	53,937
	7,425	0%	3.05370	16.50	May 10, 2015	93,421
	129,395	6%	2.98651	16.50	May 10, 2015	1,647,663
	543,345	26%	2.92298	16.50	May 10, 2015	6,896,571

Andrew M. Browne	31,264	1%	7.68569	19.38	May 10, 2015	365,465
(Chief Financial Officer, Vice	10,814	1%	3.37055	16.50	May 10, 2015	141,982
President and Director)	1,680	0%	3.09298	16.50	May 10, 2015	21,138
	2,910	0%	3.05370	16.50	May 10, 2015	36,611
	50,709	2%	2.98651	16.50	May 10, 2015	645,705
	212,931	10%	2.92298	16.50	May 10, 2015	2,702,691

Stephen J. Stott	17,788	1%	7.68569	19.38	May 10, 2015	207,936
(Chief Technical Officer)	6,153	0%	3.37055	16.50	May 10, 2015	80,786
	956	0%	3.09298	16.50	May 10, 2015	12,027
	1,656	0%	3.05370	16.50	May 10, 2015	20,830
	28,852	1%	2.98651	16.50	May 10, 2015	367,386
	121,151	6%	2.92298	16.50	May 10, 2015	1,537,746

Michael C. Schwartz	16,602	1%	7.68569	19.38	May 10, 2015	194,072
(Senior Vice President of	5,743	0%	3.37055	16.50	May 10, 2015	75,402
Marketing and Corporate	892	0%	3.09298	16.50	May 10, 2015	11,225
Development)	1,545	0%	3.05370	16.50	May 10, 2015	19,442
	26,928	1%	2.98651	16.50	May 10, 2015	342,894
	113,074	5%	2.92298	16.50	May 10, 2015	1,435,226

Thai E. Rubin	14,661	1%	7.68569	19.38	May 10, 2015	171,382
(General Counsel and Secretary)	5,071	0%	3.37055	16.50	May 10, 2015	66,579
	788	0%	3.09298	16.50	May 10, 2015	9,913
	1,365	0%	3.05370	16.50	May 10, 2015	17,170
	23,781	1%	2.98651	16.50	May 10, 2015	302,824
	99,858	5%	2.92298	16.50	May 10, 2015	1,267,478

Aggregated Option/SAR Exercises in 2005 and Fiscal Year-End Option/SAR Value Table

The following table provides information on options to purchase our common stock that were exercised during the twelve month period ended December 31, 2005 by our named executive officers, the total number of non-exercisable options to purchase our common stock owned by our named executive officers at December 31, 2005, and the aggregate dollar value of such options that were in-the-money at December 31, 2005. No options were exercisable at December 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005 (#) (Unexercisable)	Value of Unexercised In-the-Money Options/SARs at December 31, 2005 ($) (Unexercisable)
Daniel S. Goldberg (Chief Executive Officer, President and Director)	248,477	3,992,047	543,345	10,240,436
Andrew M. Browne (Chief Financial Officer, Vice President and Director)	97,377	1,564,456	212,931	4,013,116
Stephen J. Stott (Chief Technical Officer)	55,405	890,126	121,151	2,283,336
Michael C. Schwartz (Senior Vice President of Marketing and Corporate Development)	51,710	830,787	113,074	2,131,108
Thai E. Rubin (General Counsel and Secretary)	45,666	733,680	99,858	1,882,026

Compensation of Directors

We pay our independent directors, Dr. Ganguly and Mr. Schneider, an annual cash retainer of $35,000 and a fee of $1,250 for each board meeting and each committee meeting attended. We do not pay any compensation to any of our non-independent directors for serving as a director or as a member or chair of a committee of the board of directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Prior to the NSS IPO, we entered into employment agreements with the members of our executive management committee, which includes each of the five named executive officers. These employment agreements provide for various benefits to the named executive officers upon a termination of employment, including in connection with a change in control (such as the SES Transaction). On October 10, 2005, we entered into amendments to these employment agreements to provide additional benefits to the named executive officers upon a change of control transaction in order to create an additional incentive to complete a transaction that would be beneficial to the Company’s shareholders. On December 14, 2005, we further amended these employment agreements at the request of SES Global as a condition to SES Global’s willingness to enter into the SES Transaction. Under these most-recent amendments, each executive officer agreed to waive or defer specified severance and termination rights or benefits under his employment agreement, contingent upon the occurrence of the SES Transaction.

Under the employment agreements, as amended, in the event that the named executive officers are terminated by New Skies Satellites B.V. without “Cause” (as defined below) or they resign for “Good Reason” (as defined below), the executives will be entitled to:

(i) a lump sum severance payment (calculated as described below),

(ii) any base salary, outstanding business expenses or other amounts due but not paid,

(iii) any earned but unpaid bonus in respect of a prior year,

(iv) a pro rata portion of an amount equal to the prior year’s bonus for the year in which his termination of employment occurs,

(v) reimbursement for outplacement services in an amount up to $25,000, and

(vi) continued medical and dental benefits under our benefit plans for two years following termination of employment (and, in the case of Mr. Goldberg, two and a half years following termination of employment), reduced to the extent that equivalent coverage and benefits (determined on a coverage-by-coverage and benefit-by-benefit basis) are provided under the plans, programs or arrangements of a subsequent employer.

The employment agreements for Messrs. Goldberg and Browne also provide that, after the first anniversary of the SES Transaction, Messrs. Goldberg and Browne will be eligible to resign for any reason and still receive these benefits.

The lump sum severance payable to Mr. Goldberg upon such a termination is equal to two and one-half times the sum of (1) his base salary in effect on the date of termination plus (2) the greater of (x) the target annual bonus for the year in which the termination occurs and (y) the bonus payable to him during the last completed year. The lump sum severance payable to the other executive officers upon such a termination is equal to two times the sum of (1) his base salary in effect on the date of termination and (2) the greater bonus for the last two completed years.

Under the employment agreements, “Good Reason” generally includes (i) a reduction by the Company in the executive’s base salary; (ii) any failure by the Company to pay any amounts due to the executive within 90 days; (iii) any material diminution of the level of responsibility or authority of the executive, including the executive’s reporting duties; (iv) any adverse change in executive’s title or position; and (v) the Company requiring the executive to be based at any office or location that is more than 50 kilometers from our corporate headquarters in The Hague, The Netherlands (and, in the case of Mr. Goldberg, that is not in Paris, France). With respect to Mr. Goldberg only, “Good Reason” also includes his removal from Holdings’ board of directors. Under the amendments to the employment agreements entered in connection with the SES Transaction, each of the named executive officers

(other than Messrs. Goldberg and Browne) has agreed that changes in his level of responsibility, authority, reporting duties and title as a result of the SES Transaction will not alone give him the right to terminate his employment for “Good Reason” and receive the severance and termination benefits described above. Each of Messrs. Goldberg and Browne has also agreed that he will not have any right to terminate his employment for “Good Reason” solely on account of any changes in his level of responsibility, authority, reporting duties and title as a result of the SES Transaction, until one year following the effective time of the SES Transaction. After this one-year period, as described above, Messrs. Goldberg and Browne will be eligible to resign for any reason and still receive the severance and termination benefits described above. Each named executive officer’s agreement to waive or defer these rights is conditioned on the occurrence of the SES Transaction and the following additional requirements: that executive (other than Mr. Goldberg) continuing to report to Mr. Goldberg and Mr. Goldberg continuing to report directly to the board of directors or chief executive officer of SES Global; the size and scope of New Skies Satellites B.V.’s operations not being materially diminished; that executive having the same level of responsibility and authority (but consistent with SES Global’s operating subsidiaries SES Americom and SES Astra); and that executive’s retention of his current title.

Under the employment agreements, “Cause” generally includes (i) a willful and material violation by the executive of key sections of the employment agreement that is not cured within 30 days of receipt of written notice of such violation; (ii) the willful failure by the executive to substantially perform the duties reasonably assigned to him within the scope of the executive’s duties and authority (other than as a result of physical or mental illness or injury) that is not cured within 30 days of receipt of written notice of such failure; (iii) the executive’s willful misconduct, willful waste of corporate assets or gross negligence that substantially and materially injures the Company and its affiliates; or (iv) the indictment of the executive for a felony or other serious crime involving moral turpitude.

Under the employment agreements, if any amounts or benefits received by the named executive officers under the employment agreements or otherwise are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, an additional payment generally will be made to restore the executive to the after-tax position that he or she would have been in if the excise tax had not been imposed. The tax gross-up payments for each of the named executive officers other than Mr. Goldberg are capped at $1 million each, but each of these named executive officers agreed to waive tax gross-up protection for payments and/or benefits to which he would be entitled as a result of the amalgamation. Mr. Goldberg’s employment agreement did not contain a cap, but he agreed to limit his tax gross-up payments to approximately $3.8 million in connection with the amalgamation.

In addition, under the terms of the Stock Incentive Plan, all currently outstanding options will be cashed-out upon closing of the SES Transaction for an amount equal to the excess, if any, of $22.52 over the exercise price per common share subject to the option for each share subject to such option and, under the terms of the SES Transaction, all of the Company’s shares (including shares owned by the named executive officers) will be converted into the right to receive US$22.52 per share in cash.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SecurityOwnership of Certain Beneficial Owners and Management

The following table sets forth information as to our common shares beneficially owned as of March 15, 2006 by (i) each of our directors, (ii) our chief executive officer and the other four executive officers named below and (iii) all of our directors and executive officers as a group and each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), who was know to us to be the beneficial owner of 5% or more of the outstanding common shares:

	Beneficial Ownership of Common Stock
	Number	Percentage
Name and Address of Beneficial Owner
Investment funds affiliated with The Blackstone Group(1)	17,973,088	55.3%
Peter G. Peterson(1)	17,973,088	55.3%
Stephen A. Schwarzman(1)	17,973,088	55.3%
SES Global(2)	17,973,088	55.3%
Daniel S. Goldberg(3)	361,026	1.1%
Andrew M. Browne(3)	141,485	*
Thai E. Rubin(3)	66,354	*
Michael C. Schwartz(3)	75,136	*
Scott J. Sprague(3)	56,108	*
Stephen J. Stott(3)	80,504	*
Lawrence H. Guffey(4)	17,973,088	55.3%
David M. Tolley(4)	17,973,088	55.3%
Peter F. Wallace(4)	17,973,088	55.3%
Walid Kamhawi(4)	17,973,088	55.3%
Ashok Ganguly(3)	—	—
Scott Schneider(3)	—	—
All directors and named executive officers as a group (12 persons)	780,613	2.4%

(1)                        Includes common shares of New Skies owned by the investment funds. Blackstone Management Associates (Cayman) IV L.P. (“BMA”) is the general partner of each of Blackstone Capital Partners (Cayman) IV L.P., Blackstone Family Investment Partnership (Cayman) IV-A L.P. and Blackstone Capital Partners (Cayman) IV-A L.P., and Blackstone Communications Management Associates (Cayman) L.P. (“BCMA”) is the general partner of each of Blackstone NSS Communications Partners (Cayman) L.P. and Blackstone Family Communications Partnership (Cayman) L.P. BMA and BCMA respectively have voting and investment power over the membership interests held or controlled by the investment funds. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA and BCMA and as such may be deemed to share beneficial ownership of the membership interests held or controlled by the investment funds. Each of BMA, BCMA and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such membership interests. The address of BMA, BCMA and each of the investment funds is c/o The Blackstone Group, 345 Park Avenue, New York, New York 10154.

(2)                        Based solely on a Schedule 13D filed on December 22, 2005 with the Securities and Exchange Commission by SES Global and SES Holdings (Bermuda) Limited. SES Global and SES Holdings (Bermuda) Limited may be deemed to have beneficial ownership as a result of sharing voting power with respect to 17,973,088 of our common shares as a result of a voting agreement entered into between SES Global, SES Holdings (Bermuda) Limited and the investment funds in connection with the SES Transaction as described in the proxy statement dated January 17, 2006 and distributed to shareholders on or about January 18, 2006 in connection with the special general meeting of shareholders, under the section “Summary of Certain Terms of Voting Agreement.” SES Global and SES Holdings (Bermuda) Limited have disclaimed beneficial ownership of these shares. The address for SES Global is L-6815 Chateau de Betzdorf, Luxembourg.

(3)                        The address for each of Messrs. Goldberg, Browne, Rubin, Schwartz, Sprague, Stott, Ganguly and Schneider is c/o New Skies Satellites, Rooseveltplantsoen 4, 2517 KR The Hague, The Netherlands.

(4)                        The address for each of Messrs. Guffey, Tolley, Wallace and Kamhawi is c/o The Blackstone Group, 345 Park Avenue, New York, New York 10154. Messrs. Guffey, Tolley, Wallace and Kamhawi disclaim beneficial ownership of the shares beneficially owned or controlled by the investment funds or by their affiliates.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the Acquisition, Blackstone Management Partners IV L.L.C., an affiliate of The Blackstone Group, entered into a transaction and monitoring fee agreement with us relating to certain monitoring, advisory and consulting services that Blackstone Management Partners IV L.L.C. was to provide. These services included, without limitation, (i) advice in designing financing structures; (ii) advice regarding relationships with our lenders and bankers; (iii) advice regarding the structure and timing of public offerings of our debt and equity securities; (iv) advice regarding strategic investments, joint ventures, acquisitions and dispositions; and (v) such other advice directly related or ancillary to the above advisory services as may be reasonably requested by us or deemed appropriate by Blackstone Management Partners IV L.L.C. in its sole discretion. Pursuant to this agreement we paid a transaction and advisory fee to Blackstone Management Partners IV L.L.C. in an aggregate amount of approximately $9.0 million upon the completion of the Transactions. In addition, we agreed to pay to Blackstone Management Partners IV L.L.C. an aggregate annual monitoring fee of the greater of $1.5 million or 1% of Adjusted EBITDA (as defined under the indentures governing the notes), and to reimburse Blackstone Management Partners IV L.L.C. for its out-of-pocket expenses. We paid the monitoring fee for 2004 shortly after the closing of the Transactions. We agreed to indemnify Blackstone Management Partners IV L.L.C., its affiliates and its respective partners (both general and limited), members (both managing and otherwise), officers, directors, employees, agents and representatives from and against any and all losses, claims, damages and liabilities, including in connection with seeking indemnification, whether joint or several, related to, arising out of or in connection with the services contemplated by this agreement, or the engagement of Blackstone Management Partners IV L.L.C. pursuant to, and the performance by Blackstone Management Partners IV L.L.C. of the services contemplated by this agreement.

In connection with the NSS IPO, Blackstone Management Partners IV L.L.C. terminated the transaction and monitoring fee agreement. As contemplated by the transaction and monitoring fee agreement, we paid Blackstone Management Partners IV L.L.C. a termination fee of $6.1 million from the proceeds of the NSS IPO.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to the Independent Auditor

The following table provides the fees for professional services rendered by our auditor, Deloitte Accountants B.V. for 2004 and 2005.

	2004	2005
Audit fees	$256,575	$379,725
Audit-related fees (1)	1,184,408	1,742,856
Tax fees (2)	37,320	41,085
Total fees (3)	$1,478,303	$2,163,666

(1) Audit-related fees for 2004 consisted principally of fees for work performed in relation to the acquisition of New Skies Satellites N.V. by New Skies Satellites B.V. and in 2005 for the reviews of New Skies Satellites Holdings Ltd Registration Statement and New Skies Satellites B.V. Public Exchange Offering.

(2) Tax fees for 2004 and 2005 consisted principally of fees for tax advisory services.

(3) Deloitte Accountants B.V. full time, permanent employees performed all of the professional services described in this chart.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)     Financial Statements and Exhibits:

1.     Financial Statements.  The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8.

2.     Financial Statement Schedule.

The consolidated financial statements and supplemental data are contained in Part II Item 8.  All schedules other than those as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.

(b)     Exhibits.  See Exhibit Index located at the end of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

New Skies Satellites Holdings Ltd.

/S/ DANIEL S. GOLDBERG

Daniel S. Goldberg
President and Director
Dated: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DANIEL S. GOLDBERG	President and Director (Principal	March 30, 2006
Daniel S. Goldberg	Executive Officer)
/s/ ANDREW M. BROWNE	Vice President and Director (Principal	March 30, 2006
Andrew M. Browne	Financial Officer)
/S/ ADRIEN M. BULL	Controller (Principal Accounting Officer)	March 30, 2006
Adrien M. Bull
/S/ LAWRENCE H. GUFFEY	Director	March 30, 2006
Lawrence H. Guffey
/S/ WALID KAMHAWI	Director	March 30, 2006
Walid Kamhawi
/S/ DAVID M. TOLLEY	Director	March 30, 2006
David M. Tolley
/S/ PETER F. WALLACE	Director	March 30, 2006
Peter F. Wallace
/S/ ASHOK GANGULY	Director	March 30, 2006
Ashok Ganguly
/S/ SCOTT SCHNEIDER	Director	March 30, 2006
Scott Schneider

EXHIBIT INDEX

EXHIBIT INDEX

Exhibit Number

Description

2.1 (1)	Acquisition Agreement among Neptune One Holdings Ltd., Munaro Holdings B.V. and New Skies Satellites N.V., dated June 5, 2004
2.2 (10)	Transaction Agreement and Plan of Amalgamation between SES Global S.A., SES Holdings (Bermuda) Limited and New Skies Satellites Holdings Ltd., dates as of December 14, 2005
2.3 (10)	Amalgamation Agreement dated 14 December 2005 between SES Holdings (Bermuda) Limited and New Skies Satellites Holdings Ltd.
2.4 (10)

Voting Agreement dated 14 December 2005 between Blackstone Capital Partners (Cayman) IV L.P., Blackstone Family Investment Partnership (Cayman) IV-A L.P., Blackstone Capital Partners (Cayman) IV-A L.P., Blackstone NSS Communications Partners (Cayman) L.P., Blackstone Family Communications Partnership (Cayman) L.P., SES Global S.A. and SES Holdings (Bermuda) Limited

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

10.2 (2)	Parent Guarantee and U.S. Pledge Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.3 (2)	Holdings Guarantee, dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.4 (3)	Equitable Charge of Shares, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch

10.5 (2)	Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Satellites B.V. and New Skies Holding B.V.
10.6 (2)	Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Holding B.V. and New Skies Investments S.à.r.l.
10.7 (2)	Agreement of Undisclosed Pledge of Third Party Accounts Receivable, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.8 (2)	Agreement of Disclosed Pledge of Subordinated Intercompany Loan Receivables, dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.9 (2)	Agreement of Disclosed Pledge of Bank Accounts, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.10 (2)	Agreement of Non-Possessory Pledge of Assets, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.11 (2)	Agreement of Disclosed Pledge of Insurance Receivables, Subordinated Intercompany Loan Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG
10.12 (2)	Agreement of Pledge of Intellectual Property Rights, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.13 (2)	Agreement and Deed of Mortgage and Pledge, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.14 (2)	Agreement and Deed of Pledge of Shares in New Skies Satellites MAR B.V., dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.15 (2)	Agreement and Deed of Pledge of Shares in Morharras B.V., dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.16 (2)	Agreement of Disclosed Pledge of Intercompany Accounts Receivable, dated November 2, 2004, between New Skies Satellites B.V. and Deutsche Bank AG, New York Branch
10.17 (2)	Agreement and Deed of Pledge of Shares in New Skies Satellites B.V., dated November 2, 2004, between New Skies Holding B.V. and Deutsche Bank AG, New York Branch
10.18 (3)	Transaction and Monitoring Fee Agreement, dated November 2, 2004, between New Skies Satellites B.V. and Blackstone Management Partners IV L.L.C.
10.19 (3)	Indenture, dated November 2, 2004, between New Skies Satellites B.V. and U.S. Bank National Association (Senior Floating Rate Notes)
10.20 (3)	Indenture, dated November 2, 2004, between New Skies Satellites B.V. and U.S. Bank National Association (Senior Subordinated Notes)
10.23 (7)	Registration Rights Agreement for New Skies Satellites Holdings Ltd.
10.24 (7)	New Skies Satellites 2005 Stock Incentive Plan

10.25 (8)	Amended and Restated Employment Agreement, dated October 10, 2005, between New Skies Satellites B.V. and Daniel S. Goldberg
10.26 (8)	Amended and Restated Employment Agreement, dated October 10, 2005, between New Skies Satellites B.V. and Andrew M. Browne
10.27 (11)	Amended and Restated Employment Agreement, dated October 10, 2005, between New Skies Satellites B.V. and Thai E. Rubin
10.28 (8)	Amended and Restated Employment Agreement, dated October 10, 2005, between New Skies Satellites B.V. and Michael C. Schwartz
10.29 (8)	Amended and Restated Employment Agreement, dated October 10, 2005, between New Skies Satellites B.V. and Stephen J. Stott
10.30 (3)	Agreement, dated April 29, 2004, between New Skies Satellites N.V. and Intelsat LLC
10.31 (3)	Agreement, dated March 2, 2005, between New Skies Satellites B.V. and SES Global Satellite Leasing Limited
10.32 (11)	Satellite and In-orbit Insurance Policy No. 11SAA54212
10.33 (11)	Satellite and In-orbit Insurance Policy No. SAT05214
10.34 (6) †	Term Sheet, dated February 17, 2005, between New Skies Satellites B.V. and Intelsat Global Sales & Marketing Ltd.
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

10.41 (11)	Agreement, dated July 11, 2005, between New Skies Satellites B.V. and SES Global Satellite Leasing Limited
Rate of Earnings to Fixed Charges
10.42	Amendment to Employment Agreement, dated December 14, 2005, between New Skies Satellites B.V. and Daniel S. Goldberg
10.43	Amendment to Employment Agreement, dated December 14, 2005, between New Skies Satellites B.V. and Andrew M. Browne
10.44	Amendment to Employment Agreement, dated December 14, 2005, between New Skies Satellites B.V. and Thai E. Rubin
10.45	Amendment to Employment Agreement, dated December 14, 2005, between New Skies Satellites B.V. and Michael C. Schwartz
10.46	Amendment to Employment Agreement, dated December 14, 2005, between New Skies Satellites B.V. and Stephen J. Stott
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte Accountants B.V.
31.1	Certification of President pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Vice President pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1 +	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 +	Certification of Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)           Incorporated by reference to the Current Report on Form 8-K of New Skies Satellites Holdings Ltd. (File No. 001-32495) filed on May 17, 2005.

(8)           Incorporated by reference to the Current Report on Form 8-K of New Skies Satellites Holdings Ltd. (File No. 001-32495) filed on October 13, 2005.

(9)           Incorporated by reference to the Current Report on Form 8-K of New Skies Satellites Holdings Ltd. (File No. 001-32495) filed on November 14, 2005.

(10)         Incorporated by reference to the Proxy Statement of New Skies Satellites Holdings Ltd. filed on January 18, 2006.

(11)         Incorporated by reference to the Annual Report on Form 10-K of New Skies Satellites B.V. (File No. 333-123420) filed on March 30, 2006.

†              Confidential treatment has been granted for portions of this document.

+              Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.